Form 10-K
period 2004-12-31
NNN 2002 VALUE FUND LLC
filed 2005-04-27
CIK 1178132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 200
Santa Ana, California 92705
(Address of principal executive offices)
(877) 888-7348
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:

Class A LLC Membership Interests
Class B LLC Membership Interests
Class C LLC Membership Interests
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      As of June 30, 2004, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐       No ☑
      As of April 27, 2005, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC

i

PART I
Item 1.     Business
Significant events occurring since December 31, 2004 include:

•	On September 16, 2004, Triple Net Properties, LLC, or our Manager, advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and our required reports under the Securities Exchange Act of 1934, or the Exchange Act, and could result in fines, penalties or administrative remedies.

•	In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. Our Manager’s board of managers, or the Board of Managers, is considering alternatives to address the errors in the prior performance tables.

•	On March 15, 2005, we sold our wholly owned property, the Bank of America Plaza West building in Las Vegas, Nevada, for $24,000,000.

•	On February 8, 2005, the Board of Managers listed for sale each of the Congress Center and Netpark properties of which we own 12.3% and 50.0%, respectively.
Our Company
      NNN 2002 Value Fund, LLC is a Virginia limited liability company formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. As of December 31, 2004, we owned interests in three properties: Bank of America Plaza West in Las Vegas, Nevada (100.0%), Congress Center in Chicago, Illinois (12.3%) and Netpark in Tampa, Florida (50.0%). At the time of formation, we expected to own our interest in each acquired property for approximately three to five years from the acquisition date of each asset.
      Our Manager, Triple Net Properties, LLC, a Virginia limited liability company, manages us pursuant to the terms of an operating agreement, or the Operating Agreement, between us and our Manager. While we have no employees, certain employees of our Manager provide services to us in connection with the Operating Agreement. In addition, Triple Net Properties Realty, Inc., a California corporation, or Realty, an affiliate of our Manager, which was solely owned through December 31, 2004, by Anthony W. Thompson, our Manager’s chairman and chief executive officer, (effective January 1, 2005, Mr. Thompson owns 88% of Realty), serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement, between us and Realty. The

Operating Agreement terminates upon our dissolution. The members may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to each of our properties upon the earlier of the sale of such property or December 31, 2012. Realty may be terminated with respect to any of our properties without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
      Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and the telephone number is (877) 888-7348. Our Manager’s website is www.1031nnn.com. We will make our periodic and current reports available on our Manager’s website after these materials are filed with the SEC. They will also be available in print to any member upon request. We do not maintain our own website or have an address or telephone number separate from our Manager. We do not pay rent to our Manager for the use of its space.
Plan of Liquidation
      On December 27, 2004, the Board of Managers approved our preparation of a plan of liquidation and dissolution and preparation of a proxy statement to solicit the required approval by our members of the plan of liquidation. If the Board of Managers determines that the plan of liquidation is in our and our members’ best interests, it will approve the plan and the proxy and authorize the filing of the proxy with the SEC. We believe that the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely that liquidation would provide members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company.
Private Placement
      We sold 5,960 units, or Units, to 622 investors in a private placement offering, or the Private Placement, from May 15, 2002 through July 14, 2003. There were three classes of Units sold in the Private Placement: the first $10,000,000 of Units sold were Class A Units; the second $10,000,000 were Class B Units; and the final $9,799,000 of Units sold were Class C Units. Each of the Class A Units, Class B Units and Class C Units has different rights with respect to distributions: the Class A Units have a 10% priority return; the Class B Units have a 9% priority return; and the Class C Units have an 8% priority return. NNN Capital Corp., which was solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer during the offering period, served as the managing broker dealer of the Private Placement. The aggregate offering price for the Units sold was $29,799,000 and the aggregate fees paid to NNN Capital Corp. in connection with the Private Placement were $2,298,000. Certain of the fees paid to NNN Capital Corp. were reallowed to participating broker dealers. We received net proceeds of $25,456,000 from the sale of the Units.
Current Investment Objectives and Policies
General
      Subject to the Board of Managers’ and our members’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, our primary investment objective is to obtain current income from investments in real estate. Pursuant thereto, we have sought to:

•	preserve our members’ capital investment;

•	realize income through the acquisition, operation and sale of the properties;

•	make monthly distributions to our members from cash generated by operations in an amount estimated to equal approximately an 8% annual return of our members’ investment; however, the distributions among the Class A Unit holders, Class B Unit holders and Class C Unit holders may vary; and

•	within approximately three to five years from the date of acquisition of each asset and subject to market conditions, realize income from the sale of the properties.

Disposition Strategies
      Subject to Board of Managers’ and our members’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we currently consider various factors when evaluating potential property dispositions. These factors include, without limitation, the following:

•	the ability to sell the property at a price we believe would provide an attractive return to the unit holders;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.
Operating Strategies
      Subject to the Board of Managers’ and our members’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, our primary operating strategy is to acquire suitable properties and to enhance the performance and value of those properties through management strategies designed to address the needs of current and prospective tenants. Management strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

•	re-positioning properties, including, for example, shifting from single to multi-tenant use in order to maximize desirability and utility for prospective tenants; and

•	financing acquisitions and refinancing properties when favorable financing terms are available to increase the cash flow.
Financing Policies
      To date, we have financed our investments through a combination of equity as well as secured debt. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2004, 21.6% of our outstanding debt at our consolidated properties had a fixed interest rate, which limits the risk of fluctuating interest rates.
      In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by the Board of Managers, are those which are used for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.

Competition
      We compete with a considerable number of other real estate companies to lease office space, many of which may have greater marketing and financial resources. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
      We hold interests in properties located in Chicago, Illinois, Tampa, Florida and Las Vegas, Nevada. Other entities managed by our Manager also own interests in the Chicago, Illinois property. Entities managed by our Manager or its affiliates own several properties located in the Las Vegas metropolitan area and such properties are managed by Realty. An entity managed by Realty owns a property in Florida located outside the Tampa, Florida metropolitan area in Plantation, Florida. Our properties may face competition in these geographic regions from such other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from our interests in such geographic markets.
Government Regulations
      Many laws and government regulations are applicable to our properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, none of our properties have been audited, nor have investigations of its properties been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances on our properties. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on a property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
      Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our properties as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require the tenant, in their leases to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of our properties.

      Other Federal, State and Local Regulations. Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our properties are currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our Unit holders. We believe, based in part on engineering reports which are generally obtained at the time the properties are acquired, that all of our properties comply in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.
Significant Tenants
      As of December 31, 2004, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of			Lease
	2004 Annual	2004 Annual		Square	Expiration
Tenant	Base Rent(1)	Base Rent	Property	Footage	Date

Merck Medco	$1,566,000	14.5%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	13.8%	Netpark	100,000	11/30/06
Bank of America	$1,175,000	10.9%	Bank of America Plaza West(2)	40,000	10/31/20

(1)	Annualized rental income based on contractual base rent from leases in effect at December 31, 2004.

(2)	Bank of America Plaza West was sold on March 15, 2005.
The loss of any of these tenants or their inability to pay rent could have a material adverse effect on our business and results of operations.
Employees
      While we have no employees, certain employees of our Manager provide services to us pursuant to the terms of the Operating Agreement. In addition, Realty serves as our property manager pursuant to the terms of the Operating Agreement and the Management Agreement.
Financial Information about Industry Segments
      We are in the business of owning, managing, operating, leasing, acquiring, investing in and disposing of office properties. We internally evaluate all properties as one industry segment and accordingly do not report segment information.

Item 2.	Properties
      The following is a summary of the three properties in which we owned interests as of December 31, 2004.

			Net Rentable	% of Physical	Percent	2004 Annual
Property	Location	Type	Square Feet	Occupancy	Owned	Base Rent(*)

Consolidated Properties

Bank of America Plaza West	Las Vegas, NV	Office	82,000	95.2%	100.0%	$2,252,000
Netpark	Tampa, FL	Office	911,000	73.2%	50.0%	$8,597,000
Unconsolidated Properties

Congress Center	Chicago, IL	Office	525,000	90.0%	12.3%	$12,460,000

(*)	Annual base rent is the contractual rent for 2004.
      The following information generally applies to our properties:

•	we believe all of our properties are adequately covered by insurance and are suitable for their intended purposes;

•	we have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings, ranging primarily from 15 to 39 years and over the shorter of the lease term or useful lives of the tenant improvements.
Organizational Structure
      The following is a summary of certain of our relationships and our affiliates at December 31, 2004:
NNN 2002 Value Fund, LLC

Netpark Ownership
      The following is a summary of our relationship with entities with ownership interests in Netpark:

(1)	No one tenant in common owns more than a 4% interest in the property.

Congress Center Ownership
      The following is a summary of our relationship with entities with ownership interests in Congress Center.

Affiliated Companies
      The following is a summary detailing the relationships that Anthony W. Thompson has with Triple Net Properties, LLC, NNN Capital Corp., and Realty at December 31, 2004.
Consolidated Properties

Bank of America Plaza West, Las Vegas, Nevada
      Bank of America Plaza West is an 82,000 square foot, Class A mid-rise office building located in Las Vegas, Nevada. We purchased the property on September 20, 2002 for a total purchase price of $16,900,000, which consisted of $2,342,000 in cash, the assumption of an existing non-recourse loan in the amount of $9,700,000 at a fixed interest rate of 8.625% per annum that is due on June 1, 2005, but may not be prepaid prior to March 1, 2005, and a second mortgage loan of $4,500,000 at the rate of 10% per annum. The $4,500,000 loan was repaid in full during the year ended December 31, 2003. We received credits of $358,000 from the seller. The seller of the property paid a sales commission to Realty of $320,000, or 1.9% of the purchase price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.
      On March 15, 2005, we sold Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sales price of $24,000,000. Our net cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $6,143,000. At closing, we paid a commission to Realty in the amount of $780,000, or 3.25% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Netpark, Tampa, Florida
      On June 3, 2003, through our wholly-owned subsidiary, NNN Netpark 25, LLC, we purchased a 50% tenant-in-common, or TIC, interest in Netpark, a 911,000 square foot, two-story office and technology center located in Tampa, Florida. In the purchase transaction, AWT Family LP, a limited partnership, wholly owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, acquired a 0.625% TIC interest in Netpark and 22 unaffiliated parties acquired TIC interests totaling 44.625% of Netpark. The remaining 4.75% was acquired by unaffiliated limited liability members through NNN Netpark, LLC. The property was purchased from an unaffiliated third party for a purchase price of $47,000,000. Our cash investment was $8,705,000. The seller of the property paid a sales commission to Realty of $1,410,000, or 3.0% of the total purchase price, of which 75% of the commission paid was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      At the time of the acquisition, we and other purchasers obtained a non-recourse loan from an unaffiliated lender in the amount of $31,500,000, with monthly interest only payments until June 6, 2006, at which time the loan must be paid in full or refinanced. The loan bears interest at LIBOR plus 300 basis points. The rates were 5.35% and 4.05% at December 31, 2004 and 2003, respectively.

      On February 8, 2005, the Board of Managers approved the listing for sale of Netpark.
Unconsolidated Property

Congress Center, Chicago, Illinois
      On January 9, 2003, we, as a member of NNN Congress Center, LLC, a Delaware limited liability company, purchased a 12.3% interest in Congress Center, a 16-story, Class A office building of 525,000 square feet located in Chicago, Illinois.
      As of December 31, 2004, Congress Center was owned by the following interest holders as TICs:

Tenants in Common	Interest Held

G REIT, Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      As of December 31, 2004, NNN Congress Center, LLC, which owned an aggregate 28.9% interest in Congress Center, was owned by the following members, with the proportionate membership interest and interest in Congress Center listed, respectively:

	Membership Interest in
Members	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      The property was purchased from an unaffiliated third party for a purchase price of $136,108,000. Our cash investment was $6,811,000. Our total investment consisted of our proportionate share of the purchase price of $17,422,000 (consisting of $5,006,000 in cash and $12,416,000 in debt), plus $1,805,000 for our proportionate share of closing costs, loan fees and reserves. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the total purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. On September 3, 2004, our Manager refinanced both the mortgage and mezzanine loans with three loans totaling $97,500,000 through Principal Commercial Funding and Principal Life Insurance. We own a 12.3% interest in Congress Center, or the borrower, and in connection with our payment obligations under the three loans our liability is limited to the extent of our interest in Congress Center and any rents we are entitled to therefrom. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 along with $253,000 in prepayment penalties related to the early termination of the loan were expensed in September 2004 by Congress Center.
      On February 8, 2005, the Board of Managers approved the listing for sale of Congress Center.

Lease Expiration Table
      The following schedule presents the sensitivity of the annual base rent due to lease expirations for the next ten years at our properties as of December 31, 2004, by number, percentage of total aggregate gross leaseable area, or GLA, and annual base rent.

			Percent of		Percent of Total
	Number of	Total Square	Total GLA		Annual Base Rent
	Leases	Footage of	Represented by	Annual	Represented by
Year Ended December 31,	Expiring	Expiring Leases	Expiring Leases	Base Rent	Expiring Leases

2005	8	85,000	11.5%	$1,294,000	12.0%
2006	8	127,000	17.1	2,184,000	20.3
2007	7	88,000	11.9	1,199,000	11.1
2008	4	71,000	9.6	1,034,000	9.6
2009	8	69,000	9.3	949,000	8.8
2010	2	5,000	0.7	76,000	0.7
2011	2	201,000	27.0	2,340,000	21.7
2012	0	—	—	—	—
2013	1	22,000	3.0	—	—
2014	3	33,000	4.5	528,000	4.9
Thereafter	1	40,000	5.4	1,175,000	10.9

Total	44	741,000	100.0%	$10,779,000	100.0%

Geographic Diversification
      We own interests in properties in three geographic regions: Las Vegas, Nevada; Tampa, Florida; and Chicago, Illinois. A regional recession in any of these regions could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from ours in these geographic markets.
Indebtedness
      At December 31, 2004, we had secured mortgage loans outstanding on our consolidated properties representing aggregate indebtedness of approximately $42,171,000.

Item 3.	Legal Proceedings

SEC Investigation
      On September 16, 2004, Triple Net Properties, LLC, our Manager, advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and our required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.

      At this time, we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The Board of Managers is considering alternatives to address the errors in the prior performance tables.

Litigation
      Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of members during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Information
      There is currently no established public trading market for our Units.
      As of December 31, 2004, 2003 and 2002, there were no outstanding options or warrants to purchase, or securities convertible into, Units. In addition, as of December 31, 2004, 2003 and 2002, there were no Units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by Unit holders and there were no Units that are being, or have been publicly proposed to be, publicly offered by us.
Unit Holders
      As of December 31, 2004, there were 622 holders of record of the Units, with 205, 209 and 208 holders of Class A Units, Class B Units and Class C Units, respectively. Certain of our Unit holders hold Units in more than one class of Units.
Distributions
      The Operating Agreement provides that Class A Unit holders receive a 10% per annum cumulative return, or a 10% priority return, Class B Unit holders receive a 9% per annum cumulative return, or a 9% priority return, and Class C Unit holders receive an 8% per annum cumulative return, or an 8% priority return.
      The distributions declared per Class A Unit in each quarter since our inception are as follows:

Quarters Ended	2004	2003	2002

March 31	$100	$100	N/A
June 30	$100	$100	N/A
September 30	$104	$100	N/A
December 31	$106	$100	$100
      The distributions declared per Class B Unit in each quarter since our inception are as follows:

Quarters Ended	2004	2003	2002

March 31	$100	$100	N/A
June 30	$100	$100	N/A
September 30	$104	$100	N/A
December 31	$106	$100	N/A
      The distributions declared per Class C Unit in each quarter since our inception are as follows:

Quarters Ended	2004	2003	2002

March 31	$100	N/A	N/A
June 30	$100	$66.7	N/A
September 30	$104	$100	N/A
December 31	$106	$100	N/A
      To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from cash from operations or cash from capital transactions and may be completed in connection with a plan of liquidation in the event that the Board of Managers and our members approve such plan.
Distribution Policy
      The declaration of distributions is determined by our Manager who will determine the amount of distributions on a regular basis. The amount of distributions will depend on our actual cash flow, financial condition, capital requirements and other factors our Manager deems relevant.
Equity Compensation Plan Information
      We have no equity compensation plans as of December 31, 2004.

Item 6.	Selected Financial Data
      The following should be read with the selected financial data along with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and the notes thereto.
Selected Financial Data
NNN 2002 VALUE FUND, LLC

			For the Period
			from May 15, 2002
	Years Ended December 31,		(Date of Inception)
			to December 31,
	2004	2003	2002

OPERATING DATA:
Total revenues	$10,008,000	$4,904,000	$—
Income (loss) from continuing operations before discontinued operations
and minority interest	243,000	170,000	(63,000)
Loss from discontinued operations	(115,000)	(651,000)	(109,000)
Net loss	$(184,000)	$(535,000)	$(172,000)

Net income (loss) per member unit:
Continuing operations — basic and diluted	$(11.58)	$23.88	$(160.72)
Discontinued operations — basic and diluted	$(19.30)	$(134.03)	$(278.06)

Total net loss per member unit — basic and diluted	$(30.88)	$(110.15)	$(438.78)

	December 31,	December 31,	December 31,
	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$73,236,000	$75,228,000	$21,836,000
Mortgage loans payable	33,047,000	31,642,000	—
Mortgage loans payable secured by property held for sale	9,124,000	9,394,000	14,141,000
Members’ equity	19,331,000	21,965,000	6,926,000
Total liabilities	$47,437,000	$46,600,000	$14,910,000
OTHER DATA:
Cash flows provided by operating activities	$2,984,000	$2,140,000	$698,000
Cash flows used in investing activities	(2,170,000)	(47,060,000)	(7,959,000)
Cash flows provided by (used in) financing activities	(1,326,000)	42,176,000	11,584,000
Number of consolidated properties	1	1	—
Rentable square feet	911,000	911,000	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following discussion should be read in conjunction with Item 6: Selected Financial Data and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain of our assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, supply and demand for operating properties in our current and proposed market areas and generally accepted accounting principles, policies. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission or the SEC.
Overview and Background
      We are a Virginia limited liability company formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our members’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our members from cash generated from operations in an amount estimated to equal approximately an 8% annual return of our members’ investment; however, the distributions among the Class A Unit holders, Class B Unit holders and Class C Unit holders may vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales.
      Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which was solely owned through December 31, 2004, by Anthony W. Thompson, our Manager’s chief executive officer and chairman, (effective January 1, 2005, Mr. Thompson owns 88% of Realty), serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
Plan of Liquidation
      On December 27, 2004, our Manager’s Board of Managers, or the Board of Managers, approved our preparation of a plan of liquidation and dissolution and preparation of a proxy statement to solicit the required approval by our members of the plan of liquidation. If the Board of Managers determines that the plan of liquidation is in our and our members’ best interests, it will approve the plan and the proxy and authorize the filing of the proxy with the SEC. We believe that the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely that liquidation would provide members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Revenue Recognition and Allowance for Doubtful Accounts
      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

Impairment
      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We have not recorded any impairment losses at December 31, 2004 and 2003.

Purchase Price Allocation
      In accordance with Statement of SFAS No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Deferred Assets
      Costs incurred for debt financing and property leasing are capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs are amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations. Deferred leasing costs include leasing commissions that are amortized using the straight-line method over the term of the related lease. Unamortized financing and leasing costs are charged to expense in the event of debt prepayment or early termination of the lease.
2003 Acquisitions

Congress Center, Chicago, Illinois
      On January 9, 2003, we, as a member of NNN Congress Center, LLC, a Delaware limited liability company, purchased a 12.3% interest in Congress Center, a 16-story, Class A office building of 525,000 square feet of gross leaseable area, or GLA, located in Chicago, Illinois.
      As of December 31, 2004, Congress Center is owned by the following interest holders as tenants-in-common, or TICs:

Tenants in Common	Interest Held

G REIT, Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      As of December 31, 2004, NNN Congress Center, LLC, which owns an aggregate 28.9% interest in Congress Center, is owned by the following members, with the proportionate membership interest and interest in Congress Center listed, respectively:

	Membership Interest in
Members	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      The property was purchased from an unaffiliated third party for a purchase price of $136,108,000. Our cash investment was $6,811,000. Our total investment consisted of our proportionate share of the purchase price of $17,422,000 (consisting of $5,006,000 in cash and $12,416,000 in debt), plus $1,805,000 for our proportionate share of closing costs, loan fees and reserves. We use the equity method of accounting to account for this investment. The seller of the property paid a sales commission to Realty of $2,000,000, or approximately 1.5% of the total purchase price, of which 75% of the commission paid was passed through to our Manager pursuant to an agreement between Realty and our Manager, or the Realty-Triple Net Agreement.
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. On September 3, 2004, our Manager refinanced both the mortgage and mezzanine loans with three loans totaling $97,500,000 through Principal Commercial Funding and Principal Life Insurance. We own a 12.3% interest in Congress Center, or the borrower, and in connection with our payment obligations under the three loans our liability is limited to the extent of our interest in Congress Center and any rents we are entitled to therefrom. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 along with $253,000 in prepayment penalties related to the early termination of the loan were expensed in September 2004 by Congress Center.

      The refinanced loans include:
      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the borrower is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      On February 8, 2005, the Board of Managers approved the listing for sale of Congress Center.

Netpark, Tampa, Florida
      On June 3, 2003, through our wholly-owned subsidiary, NNN Netpark 25, LLC, we purchased a 50% TIC interest in Netpark, a 911,000 square foot, two-story office and technology center located in Tampa, Florida. In the purchase transaction, AWT Family LP, a limited partnership, wholly owned by Anthony W. Thompson, the chief executive officer and chairman of the Board of Managers, acquired a 0.625% TIC interest in Netpark and 22 unaffiliated parties acquired TIC interests totaling 44.625% of Netpark. The remaining 4.75% was acquired by unaffiliated limited liability members through NNN Netpark, LLC. We determined that this acquisition is required to be consolidated. The property was purchased from an unaffiliated third party for a purchase price of $47,000,000. Our cash investment was $8,705,000. The seller of the property paid a sales commission to Realty of $1,410,000, or approximately 3.0% of the total purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      At the time of the acquisition, we and other purchasers obtained a non-recourse loan from an unaffiliated lender in the amount of $31,500,000, with monthly interest only payments until June 6, 2006, at which time the loan must be paid in full or refinanced. The loan bears interest at LIBOR plus 300 basis points. The rates were 5.35% and 4.05% at December 31, 2004 and 2003, respectively.
      On February 8, 2005, the Board of Managers approved the listing for sale of Netpark.
Factors Which May Influence Results of Operations

Rental Income
      The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations at Our Consolidated Property
      As of December 31, 2004, Netpark was 73.2% leased to 17 tenants. During 2005, 8.8% of the leased square footage expires. Our leasing strategy for 2005 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals. Of the leases expiring in 2005, we anticipate, but cannot assure, that approximately 90.7% of the tenants will renew for another term. At the time the leases expire and the tenants do not renew the lease, we will write-off all associated intangibles.

Expenses
      Our expenses could increase due to the costs incurred in order to comply with the requirements of being a public company, among other things.
Results of Operations
      Operating results are primarily comprised of income from continuing operations, derived from our one consolidated property, Netpark, as described below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Years Ended December 31,
				Percent
	2004	2003	Change	Change

Revenues:
Rental income	$10,008,000	$4,904,000	$5,104,000	104.1%
Expenses:
Rental expenses	3,885,000	2,311,000	1,574,000	68.1%
General and administrative	380,000	119,000	261,000	219.3%
Depreciation and amortization	3,630,000	1,559,000	2,071,000	132.8%

	7,895,000	3,989,000	3,906,000	97.9%

Income before other income, discontinued operations and minority interests	2,113,000	915,000	1,198,000	130.9%
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,647,000)	(886,000)	(761,000)	85.9%
Other income	55,000	11,000	44,000	400.0%
Interest income	—	46,000	(46,000)	100.0%
Equity in earnings (loss) of unconsolidated real estate	(278,000)	84,000	(362,000)	431.0%

Income from continuing operations before discontinued operations and minority interests	243,000	170,000	73,000	42.9%
Loss from discontinued operations	(115,000)	(651,000)	536,000	82.3%

Net income (loss) before minority interests	128,000	(481,000)	609,000	126.6%
Minority interests	312,000	54,000	258,000	477.8%

Net loss	$(184,000)	$(535,000)	$351,000	65.6%

      Rental income increased by $5,104,000, or 104.1%, to $10,008,000 during the year ended December 31, 2004, when compared with the same period of the prior year. $3,784,000, or 74.1%, of the increase was due to the acquisition of the Netpark building in June 2003. $1,263,000, or 24.7%, of the increase was due to signing new tenant leases thereby increasing the occupancy and rents in the later part of 2003.
      Rental expenses increased by $1,574,000, or 68.1%, to $3,885,000 during the year ended December 31, 2004, when compared with the same period of the prior year. $1,763,000 of the increase was due to the acquisition of Netpark in June 2003 offset in part by decreased costs due to increased management efficiency during 2004.
      General and administrative expenses consist primarily of third party professional, legal fees and related office expenses required to maintain our accounting records. General and administrative expenses increased by $261,000, or 219.3% to $380,000 during the year ended December 31, 2004, when compared with the same period of the prior year. $42,000, or 16.1%, of the increase was due to increase tax preparation costs in 2004 when compared to the same period of the prior year and increased legal expenses of $69,000, or 26.4%, due to increased costs of compliance with state regulatory requirements.
      Depreciation and amortization increased by $2,071,000, or 132.8% to $3,630,000 during the year ended December 31, 2004, when compared with the same period of the prior year. $1,295,000, or 62.5%, of the increase was due to the acquisition of Netpark in June 2003. $643,000, or 31.0%, of the increase was due to the amortization of tenant improvements acquired in 2004.
      Interest expense increased by $761,000, or 85.9%, to $1,647,000 during the year ended December 31, 2004, when compared with the same period of the prior year. $535,000, or 70.3%, of the increase was due to the acquisition of Netpark in June 2003. The remaining increase is the result of increases in interest rates from 2003 to 2004 as well as increased interest due to the additional borrowings of $1,405,000 on the notes payable during 2004.
      Interest income decreased by $46,000, or 100%, during the year ended December 31, 2004, when compared with the same period of the prior year. The decrease was due to the investment of the equity offering proceeds in properties.
      Equity in earnings (loss) of unconsolidated real estate decreased by $362,000, or 431.0%, to a loss of $278,000 during the year ended December 31, 2004, when compared with the same period of the prior year. The decrease was due to our proportionate share of operating losses sustained on Congress Center of $278,000, which includes our proportionate share of the write off of prepaid loan costs of $102,000 due to the refinancing of the Congress Center property.
      Minority interests increased by $258,000, or 477.8%, to $312,000 during the year ended December 31, 2004, when compared with the same period of the prior year. The increase was due to the increased earnings on Netpark, which was purchased in June 2003.
      Losses from discontinued operations decreased $536,000, or 82.3% to a loss of $115,000 for the year ended December 31, 2004. The decrease is primarily due to the reduced interest expense due to the pay-off of the second mortgage and write-off of the related prepaid loan costs of $135,000 in November 2003 on the Bank of America Plaza West property.
      As a result of the above items, net losses for the year ended December 31, 2004 were $184,000, or $30.88 per basic and dilutive Unit, and $535,000, or $110.15 per basic and dilutive Unit for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to the Period From May 15, 2002 (Date of Inception) Through December 31, 2002

		For the Period
		from May 15, 2002
	Year Ended	(Date of Inception)
	December 31,	to December 31,		Percent
	2003	2002	Change	Change

Revenues:
Rental income	$4,904,000	$—	$4,904,000	—
Expenses:
Rental expenses	2,311,000	—	2,311,000	—
General and administrative	119,000	25,000	94,000	376.0%
Depreciation and amortization	1,559,000	—	1,559,000	—

	3,989,000	25,000	3,964,000	15,856.0%

Income (loss) before other income, discontinued operations and minority interests	915,000	(25,000)	940,000	3,760.0%
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(886,000)	(40,000)	(846,000)	2,115.0%
Other income	11,000	—	11,000	—
Interest income	46,000	2,000	44,000	2,200.0%
Equity in earnings of unconsolidated real estate	84,000	—	84,000	—
Income (loss) from continuing operations before discontinued operations and minority interests	170,000	(63,000)	233,000	369.0%
Loss from discontinued operations	(651,000)	(109,000)	(542,000)	497.2%

Net loss before minority interests	(481,000)	(172,000)	(309,000)	179.7%
Minority interests	54,000	—	54,000	—

Net loss	$(535,000)	$(172,000)	$(363,000)	211.0%

      The increase in 2003 rental revenues and expenses, general and administrative expenses, depreciation, amortization, interest income and expense, other income and minority interest was attributable to the acquisition of Netpark in June 2003. There was no activity from continuing operations in 2002.
      Equity in earnings of unconsolidated real estate increased to $84,000, during the year ended December 31, 2003, when compared with the same period of the prior year. The increase was due to the earnings on the investment in Congress Center which was purchased in January of 2003.
      Losses from discontinued operations decreased $542,000, or 497.2%, to a loss of $651,000 for the year ended December 31, 2003. The increases were primarily attributable to a full year ownership of the Bank of America Plaza West property acquired in September 2002.
      As a result of the above items, net loss for the year ended December 31, 2003 was $535,000, or $110.15 per basic and dilutive Unit, and $172,000, or $438.78 per basic and dilutive Unit, for the period from May 15, 2002 (date of inception) to December 31, 2002.
Liquidity and Capital Resources

Cash Flows

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Cash flows provided by operating activities increased by $844,000 to $2,984,000 for the year ended December 31, 2004 compared to the same period of the prior year. The increase was primarily due to decreased net loss, depreciation and amortization, offset in part by decreases in accounts payable, increased other assets and decreased distributions received in excess of equity in earnings in our equity method investments.
      Cash flows used in investing activities were $2,170,000 for the year ended December 31, 2004. The decrease of $44,890,000 in 2004 compared to 2003 was primarily due to the purchase of Netpark of $40,205,000 in 2003. The use of cash in 2004 was due to capital expenditures of $2,168,000 for tenant improvements at Netpark and increases in restricted cash of $2,000.
      Cash flows used in financing activities were $1,326,000 for the year ended December 31, 2004. The decrease of $43,502,000 during 2004 compared to 2003 was primarily due to the issuance of the mortgage loan payable for the purchase of Netpark of $31,500,000 in 2003 and the issuance of 4,202 Units during 2003 that resulted in net proceeds of $17,521,000 offset in part by additional draws against the Netpark line of credit during 2004. Distributions remained relatively constant when comparing the two years.
      As a result of the above, cash and cash equivalents decreased $512,000 for the year ended December 31, 2004 to $1,067,000.

Year Ended December 31, 2003 Compared to the Period From May 15, 2002 (Date of Inception) Through December 31, 2002
      Cash flows provided by operating activities increased by $1,442,000 for the year ended December 31, 2003 compared to the period from May 15, 2002 (date of inception) to December 31, 2002. The increase was due to increased depreciation and amortization due to the full year of operations in 2003 of Bank of America Plaza West and distributions received in excess of equity in earnings relating to the unconsolidated Congress Center property acquired during 2003, offset in part by decreases in net income and accounts payable.
      Cash flows used in investing activities were $47,060,000 for the year ended December 31, 2003. The use of cash was primarily due to the acquisition of interests in the Netpark and Congress Center properties during 2003.
      Cash flows provided by financing activities were $42,176,000 for the year ended December 31, 2003. The increase of $30,592,000 during 2003 compared to 2002 was primarily due to the new mortgage loan payable associated with the acquisition of Netpark during 2003, as well as the issuance of 2,410 additional membership Units in 2003, when compared to 2002, that resulted in an increase in net proceeds of $10,343,000, offset in part by the payoff of the second mortgage of $4,500,000 on Bank of America Plaza West, as well as net cash distributions paid in 2003 of $1,793,000.
      As a result of the above, cash and cash equivalents decreased by $2,744,000 for the year ended December 31, 2003 to $1,579,000.

Capital Resources
      Our primary sources of capital are our real estate operations, ability to leverage the increased market value in the real estate assets we own and our ability to obtain debt financing from third parties including, without limitation, Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson, the chairman and chief executive officer of our Manager, and NNN 2004 Notes Program, LLC, or 2004 Notes Program, an affiliate of our Manager. As of December 31, 2004, we had additional equity to borrow from the existing properties. We derive substantially all of our revenues from tenants under leases at the properties. Our operating cash flow therefore depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments.
      Our primary uses of cash are to fund distributions to the Unit holders, to fund capital investment in the existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in the existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of the leases.
      Subject to the Board of Managers’ and our members’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve months. However, we may be unable to fund future cash distributions. The source for the payment of the distributions is expected be funds from operating activities, as well as short-term and long-term debt and proceeds from the sale of one or more of our properties. We estimate we will require up to $4,600,000 for the year ended December 31, 2005, without limitation, for capital expenditures, budgeted capital improvements, tenant improvements and leasing costs. We intend to incur debt to provide funds for these expenditures. As of December 31, 2004, we had fully invested our capital proceeds. Because we have fully invested our capital proceeds, we will not invest in any additional properties unless we dispose of one or more of our existing properties.
      In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We have additional equity to borrow from our consolidated property for such purposes. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties.
Other Liquidity Needs
      The distribution rate has been the same among Class A Unit holders, Class B Unit holders and Class C Unit holders. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. We have additional equity to borrow from our consolidated properties that could be used for such purposes. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties. We have been able to maintain our target distribution rate for all periods presented.
      To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, the Company intends to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from cash from operations or cash from capital transactions and may be completed in connection with a plan of liquidation in the event that the Board of Managers and the members approve such plan.
      Distributions payable to Unit holders will include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a Unit holder’s tax capital account. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gain.

      Our distribution of amounts in excess of our taxable income has resulted in a return of capital to our Unit holders. The income tax treatment for distributions reportable for the years ended December 31, 2004, 2003 and the period from May 15, 2002 (date of inception) through December 31, 2002, were as follows:

					For the Period
	Years Ended December 31,				from May 15, 2002
					(Date of Inception)
					to December 31,
	2004		2003		2002

Ordinary income	$732,000	30.0%	$137,000	7.7%	$132,000	100.0%
Return of Capital	$1,705,000	70.0%	$1,646,000	92.3%	—	—

	$2,437,000	100.0%	$1,783,000	100.0%	$132,000	100.0%

      Subject to the Board of Managers and our members’ approval of the plan of liquidation, we expect to meet our long-term liquidity requirements, which may include property acquisitions, through retained cash flow, additional long-term secured and unsecured borrowings and dispositions of assets. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the sale of properties, as market conditions permit.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities. If our Manager continues to declare distributions for the members at current levels, we expect a cash flow deficit in subsequent periods. In connection with such a shortfall in net cash available, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham or with proceeds received from the dispositions of our existing properties. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results and our ability to fund working capital and unanticipated cash needs. To the extent any distributions are made to the Unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to the Unit holders for federal income tax purposes.

Sale of Unregistered Securities
      We sold 5,960 Units to 622 investors in a private placement offering, or Private Placement, which began on May 15, 2002 and ended on July 14, 2003. NNN Capital Corp., which was solely owned during the offering period by Anthony W. Thompson, the chairman and chief executive officer of our Manager, served as the managing broker dealer of the Private Placement. The aggregate offering price for the Units sold was $29,799,000 and the aggregate fees paid to NNN Capital Corp. in connection with the Private Placement were $2,298,000. Certain of the fees paid to NNN Capital Corp. were reallowed to participating broker dealers. We received net proceeds from the sale of the Units of $25,456,000.

Financing
      Notes and mortgages payable were $42,171,000 and $41,036,000 at December 31, 2004 and 2003, respectively. Notes and mortgages payable as a percentage of total capitalization increased to 68.6% at December 31, 2004 from 65.1% at December 31, 2003. This increase was due to reduced members’ equity as a result of net losses and distribution payouts.
      Notes and mortgages payable as a percentage of total capitalization decreased to 65.1% at December 31, 2003 from 67.1% at December 31, 2002. This decrease was due to the payoff of the second mortgage at Bank of America Plaza West during 2003.

      At December 31, 2004, 78.4% of our total debt required interest payments based on variable rates. Although the interest payments on 96.3% of our debt are either fixed, or hedged through the employment of interest-rate swap and cap agreements at December 31, 2004, the remaining 3.7% of our debt is exposed to fluctuations on the one-month LIBOR rate. We cannot provide assurance that we will be able to replace the interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.
      The following table lists the derivative financial instruments held by us as of December 31, 2004:

Notional Amount	Instrument	Rate	Maturity

$31,500,000	Swap	2.3%	06/06/06

Notes Payable
      On August 9, 2004, we borrowed $210,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and any accrued interest due on January 11, 2005. As of December 31, 2004, all accrued interest had been paid. On January 11, 2005, the $210,000 Cunningham loan was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. The note was paid in full on March 16, 2005.
      On September 23, 2004, we borrowed $186,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.
      On November 23, 2004, we borrowed $31,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on November 23, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.
      On December 13, 2004, we borrowed $55,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on December 13, 2005. As of December 31, 2004, all accrued interest has been paid. The note was paid in full on March 16, 2005.

2004 Notes Program
      The 2004 Notes Program made loans to us and to the Congress Center property. As of December 31, 2004, all principal and interest due on such loans has been repaid and we have no outstanding loans from the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11%. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. The loans from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

Unconsolidated Debt
      Our share of unconsolidated debt was approximately $11,973,000 and $11,910,000 at December 31, 2004 and December 31, 2003, respectively.
      On January 9, 2003, we purchased our membership interest in Congress Center and Congress Center obtained a first mortgage loan in the amount of $81,989,000, through Fleet National Bank. The loan bore an interest rate at a 30-day LIBOR plus 175 basis points. We, together with the other purchasers of Congress Center, also obtained a mezzanine loan for $15,000,000, through Fleet Real Estate, Inc. This loan bore an interest rate at a 30-day LIBOR plus 675 basis points.

      On September 3, 2004, our Manager refinanced Congress Center with three loans totaling $97,500,000 through Principal Commercial Funding and Principal Life Insurance. We own a 12.3% interest in Congress Center, or the borrower, and in connection with our payment obligations under the three loans our liability is limited to the extent of our interest in Congress Center and any rents we are entitled to therefrom. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 along with $253,000 in prepayment penalties related to the early termination of the loan were expensed in September 2004 by Congress Center.
      The refinanced loans include:
      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the borrower is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.

Insurance

Property Damage, Business Interruption, Earthquake and Terrorism
      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of its investment in, and anticipated cash flows from, one or more of our properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$200 million annual aggregate exposure, plus $10,000 per occurrence deductible
Earthquake	$90 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Earthquake (California properties)	$50 million in excess of $10 million
Flood — named storm	$10 million annual aggregate exposure plus 5 percent ($100,000 minimum) per occurrence deductible
Flood — all other	$10 million annual aggregate exposure plus 5 percent ($25,000 minimum/$100,000 maximum) per occurrence deductible
Liability	$2 million annual aggregate exposure plus $1 million each occurrence
Umbrella (excess liability)	$100 million aggregate exposure
Acts of terrorism	$100 million annual aggregate exposure, plus $10,000 per occurrence deductible

Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of December 31, 2004, all of our properties were subject to existing mortgages which had an aggregate principal amount outstanding of $42,171,000, which consisted of $9,124,000, or 21.6% allocable fixed rate debt at an interest rate of 8.625% per annum and $33,047,000 of variable rate debt at an interest rate of 5.35% per annum. The variable rate debt is subject to an interest rate swap agreement that at December 31, 2004 converted this debt into a variable rate of LIBOR plus 2.3%. As of December 31, 2004, the weighted averaged interest rate on our outstanding mortgages was 6.06% per annum. The scheduled principal payments for the next five years, as of December 31, 2004 are as follows:

Year	Amount

2005	$9,124,000
2006	33,047,000
2007	—
2008	—
2009	—

Total	$42,171,000

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and scheduled interest payments at December 31, 2004. Contractual obligations as of December 31, 2004 are as follows:

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	4-5 Years	5 Years
	(2005)	(2006-2008)	(2009-2010)	(After 2010)	Total

Principal payments — fixed rate debt	$9,124,000	$—	$—	$—	$9,124,000
Interest payments — fixed rate debt	391,000	—	—	—	391,000
Principal payments — variable rate debt	—	33,047,000	—	—	33,047,000
Interest payments — variable rate debt (rate in effect at December 31, 2004)	1,769,000	737,000	—	—	2,506,000

Total	$11,284,000	$33,784,000	$—	$—	$45,068,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and our required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The Board of Managers is considering alternatives to address the errors in the prior performance tables.
Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of its cash flows from operations. We expect that there will be provisions in the majority of its tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      On February 8, 2005, the Board of Managers approved the listing for sale of Congress Center, Chicago, Illinois, and Netpark, Tampa, Florida, properties, of which we own a 12.3% and 50.0% interest, respectively.
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sales price of $24,000,000. Our net cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $6,143,000. At closing, we paid a commission to Realty in the amount of $780,000, or 3.25% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
New Accounting Pronouncements
      In April 2004, the FASB issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” or FASP FAS 129-1. FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF 03-1. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.
      In December 2003, the Financial Accounting Standards Board, or FASB, revised FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. We do not believe the adoption of such interpretation will have a material impact on our results of operations or financial condition.
Risk Factors

As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act, we may be subject to SEC enforcement action or other legal action.
      As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act, we may be subject to SEC enforcement action or other legal action. Such actions could restrict or eliminate certain exemptions available under the Securities Act or cause us or our Manager to incur financial liability in the form of fines or judgments and impose injunctive burdens on us. Pursuant to the terms of the Operating Agreement with our Manager, we could be responsible for reimbursement or indemnification in the event that our Manager suffers damage as a result of any action involving us.

The pending SEC investigation of our Manager could result in lawsuits or other actions against us.
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and our required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.

Erroneous disclosures in the prior performance tables in our public offerings could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.

We expect to incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.
      As a result of our obligation to register our securities with the SEC under the Exchange Act, we will be subject to Exchange Act Rules and related reporting requirements. This compliance with the reporting requirements of the Exchange Act will require timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions.

Distributions by us have included and will continue to include a return of capital.
      Distributions payable to members have included and will continue to include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a member’s tax capital account. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gain.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on your investment and you may lose some or all of your investment.
      By owning Units, you will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of your investment in us is subject to risks related to the ownership and operation of real estate, including:

•	changes in the general economic climate:

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
      If our assets decrease in value the value of your investment will likewise decrease and you could lose some or all of your investment.

Our properties face significant competition.
      We face significant competition from other owners, operators and developers of office properties. All or substantially all of our properties face competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. This combination of circumstances could adversely affect our results of operations, liquidity and financial condition, which could reduce distributions to Unit holders.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our members.
      Our investments in office properties are subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our properties and the ability to make distributions to our members depend upon the ability of the tenants of our properties to generate enough income in excess of their operating expenses to make their lease payments to us. Changes beyond our control may adversely affect our tenants’ ability to make lease payments and, consequently, would substantially reduce both our income from operations and our ability to make distributions to our members. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our properties are located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties, which could cause our to lose current or prospective tenants or cause us to reduce rental rates;

•	the ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.
      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution to our members.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in one or more properties.
      Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions is limited. We cannot provide assurance that we will be able to dispose of a property when we want or need to. Consequently, the sale price for any property may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in one or more of our properties.
      Our portfolio lacks geographic diversity due to its limited size and the fact that we own properties in only three geographic regions: Las Vegas, Nevada; Tampa, Florida; and Chicago, Illinois. This geographic concentration of properties exposes us to economic downturns in these regions. A regional recession in any of these regions could adversely affect our to generate or increase operating revenues, attract new tenants or dispose of properties. In addition, our properties may face competition in these geographic regions from other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.

Due to the limited number of properties in our portfolio, we are dependent upon those tenants that generate significant rental income, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations.
      As of December 31, 2004, rent paid by the five largest tenants at our consolidated properties represented 61.9% of our annualized revenues. The revenues generated by the properties these tenants occupy is substantially dependent on the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these large tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our members.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating or acquisition activities.
      We rely on borrowings and other external sources of financing to partially fund the costs of new investments, capital expenditures and other items. As of December 31, 2004, we had $42,171,000 of debt outstanding related to our properties. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
      In addition, if we cannot meet our required mortgage payment obligations, the property or properties subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, one or more of our lenders, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
      The mortgages on our properties contain customary restrictive covenants such as satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, and debt service coverage ratios. The mortgages also include provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with, or acquire the business, assets or equity of, any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.
      If we materially breach such covenants or obligations in our debt agreements, the lender may, including, without limitation, seize our income from the property securing the loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell properties either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of properties through foreclosure. Additionally, if the lender were to seize our income from property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make distributions.

The pending SEC investigation of our Manager could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.
      We rely on debt financing for our acquisition of new investments and for meeting capital expenditure obligations, among other things. The SEC investigation of our Manager described above, or any related enforcement action by government authorities against our Manager or us, could result in defaults or alleged defaults under our loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings.
      We could suffer a loss due to the cost to repair any damage to properties that are not insured or are underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of one or more of our properties, we could lose both our invested capital and anticipated profits from such property or properties.

Our co-ownership arrangements with affiliated entities may not reflect solely our members’ best interests and may subject these investments to increased risks.
      We have acquired our interests in the Netpark and Congress Center properties through co-ownership arrangements with one or more affiliates of our Manager. The terms of these co-ownership arrangements may be more favorable to the co-owner than to our members. In addition, key decisions, such as sales, refinancing and new or amended leases, must be approved by unanimous consent of the co-owners. Therefore, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may be unable to make required payments on loans under which we are jointly and severally liable;

•	the risk that the other co-owners may breach the terms of a loan secured by a co-owned property, thereby triggering an event of default that affords the lender the right to exercise all of its remedies under the loan documents, including possible foreclosure of the entire property; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.
      Actions by co-owner(s) might have the result of subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our members. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our members.
Conflicts of Interest

The conflicts of interest described below may mean we will not be managed solely in the best interests of our Unit holders.
      Our Manager’s officers and members of its Board of Managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than the interests of our Unit holders.

      Our Manager also advises G REIT, Inc., T REIT, Inc., NNN 2003 Value Fund, LLC and other private TIC and other programs that may compete with us or otherwise have similar business interests and/ or investment objectives. Some of our Manager’s managers and executives also serve as officers and directors of G REIT and T REIT. Mr. Thompson and members of the Board of Managers and key executives of our Manager collectively own approximately 40% of our Manager.
      As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with us, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Manager and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager devotes to us, because it will be providing similar services to G REIT, T REIT, 2003 Value Fund and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the acquisition of properties with other real estate entities that are also advised by our Manager and its affiliates.
      If our Manager or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our Unit holders.

Our success is dependent on the performance of our Manager as well as key employees of our Manager.
      We are managed by our Manager. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Manager and its key employees in the acquisition and disposition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/ or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to Unit holders as these agreements otherwise would have been.
      Any existing or future agreements between us and our Manager, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect your interests as a Unit holder. For example, the Operating Agreement and the Management Agreement were not the result of arm’s length negotiations. As a result, these agreements may be relatively more favorable to the other counterparty than to us.

Since our cash flow is not assured, we may not pay distributions in the future.
      Our ability to pay distributions may be adversely affected by the risks described herein. We cannot assure you that we will be able to pay distributions in the future at the same level or at all.

Our past performance is not a predictor of our future results.
      Neither the track record of our Manager in managing us, nor its performance with entities similar to ours, shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Manager. Our Manager’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.

There is currently no public market for our Units. Therefore, it will likely be difficult for you to sell your Units and, if you are able to sell your Units, you will likely do so at a substantial discount from the price you paid.
      There currently is no public market for our Units. Additionally, the Operating Agreement contains restrictions on the ownership and transfer of your Units, and these restrictions may inhibit your ability to sell your Units. It may be difficult for you to sell your Units promptly or at all. If you are able to sell your Units, you may only be able to do so at a substantial discount from the price you paid.

We do not expect to register as an investment company under the Investment Company Act of 1940 and therefore we will not be subject to the requirements imposed on an investment company by such Act.
      We believe that we will not operate in a manner that requires us to register as an “investment company” under the Investment Company Act of 1940. Investment companies subject to this Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.
      Many of these requirements are intended to provide benefits or protections to security holders of investment companies. Because we do not expect to be subject to these requirements, you will not be entitled to these benefits or protections.
      In order to maintain our exemption from regulation under the Investment Company Act of 1940, we must engage primarily in the business of buying real estate.
      In addition, in order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may reduce the cash available for distribution to members and possibly lower your returns.

If we are required to register as an investment company under the Investment Company Act of 1940, the additional expenses and operational limitations associated with such registration may reduce your investment return.
      We do not expect that we will operate in a manner that requires us to register as an “investment company” under the Investment Company Act of 1940. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act and the value of such assets exceeds 40% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.
      If we held investment securities and the value of these securities exceeded 40% of the value of our total assets we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have a material adverse impact on our operations and your investment return.
      If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and operations. Our Manager’s interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$9,124,000	$—	$—	$—	$—	$—	$9,124,000	$9,345,000
Average interest rate on maturing debt	8.63%	—	—	—	—	—	8.63%
Variable rate debt — principal payments	$—	$33,047,000	$—	$—	$—	$—	$33,047,000	$34,551,000
Average interest rate on maturing debt	—	5.35%	—	—	—	—	5.35%
      The estimated fair value of debt is $43,896,000 at December 31, 2004.
      The weighted average interest rate of mortgage debt as of December 31, 2004 was 6.06% per annum. At December 31, 2004, our mortgage debt consisted of $9,124,000, or 21.6% of the total debt at a fixed interest rate of 8.63% per annum.
      An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2004, for example, a 0.25% increase in LIBOR would have increased the overall interest expense by $83,000 or less than a 4.7% increase to interest expense.
      The table below presents, as of December 31, 2003, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

Fixed rate debt	$269,000	$9,124,000	$—	$—	$—	$—	$9,393,000	$10,087,000
Average interest rate on maturing debt	8.63%	8.63%	—	—	—	—	8.63%
Variable rate debt	$—	$—	$31,642,000	$—	$—	$—	$31,642,000	$32,267,000
Average interest rate on maturing debt	—	—	4.05%	—	—	—	4.05%
      The estimated fair value of debt is $42,354,000 at December 31, 2003.
      The weighted average interest rate of mortgage debt as of December 31, 2003 was 5.1% per annum. At December 31, 2003, our mortgage debt consisted of $9,393,000 or 22.9% of the total debt at a fixed interest rate of 8.63% per annum.
      An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2003, for example, a 0.25% increase in LIBOR would have increased the overall interest expense by $79,000 or less than a 6.2% increase to interest expense.

Item 8.     Financial Statements and Supplementary Data
      See the index at “Item 15. Exhibits, Financial Statement Schedules.”
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable
Item 9A.     Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Annual Report are certifications of our Manager’s principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act. We refer to these certifications as the Section 302 Certifications. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we commenced an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer, chief financial officer, chief accounting officer and vice president–internal audit, and third-party consultants, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).
      In connection with the audit for the year ended December 31, 2004, Deloitte & Touche, LLP, or Deloitte, our independent registered public accounting firm, notified us and the Board of Managers of the existence of “reportable conditions.” “Reportable conditions” is an accounting term used to refer to internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Deloitte concluded at that time that certain of the reportable conditions were believed to constitute “material weaknesses” in our internal controls. A material weakness, as defined under the applicable auditing standards of the Public Company Accounting Oversight Board, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by Deloitte related to, among other things, our need to formalize and follow policies and procedures for accounting for real estate properties and improvements to such properties, and performing and reviewing certain account reconciliations in a timely and accurate manner. The other reportable conditions identified by Deloitte, which, together with the material weaknesses described above, we refer to as the Deloitte Recommendations, related to, among other things, our need to formalize and follow policies and procedures for estimating and recording certain fees and charges, reconciling bank accounts, identifying and recording accounts payable and certain expenses, and implementation of management information systems.
      We agree with Deloitte’s assessment and believe that the reportable conditions and material weaknesses identified above result from, among other things: (1) inadequate staffing and supervision leading to untimely identification and resolution of certain accounting matters; (2) failure of financial reporting controls in preventing or detecting misstatements of accounting information that resulted in certain adjustments to the financial statements; (3) incomplete or inadequate account analysis, account reconciliations and consolidation procedures; and (4) inadequate policies and procedures with respect to retention of certain accounting and other records.
      As a result of the Evaluation (which is on-going) and Deloitte’s Recommendations, we have begun, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures, and (2) devise, standardize and promulgate policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters, including the development and implementation of internal testing and oversight procedures and policies. The Evaluation also concluded that a significant portion of the financial reporting issues resulted from difficulty that we experienced in retaining staff and the corresponding need for training and education of new personnel.
      Our Manager has also employed a new chief financial officer with considerable experience in public company financial reporting and GAAP compliance and has added employees to serve in the new positions of chief accounting officer and vice president—internal audit and has hired additional manager-level accountants. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, we have concluded that our disclosure controls and procedures need to be strengthened and are not sufficiently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms. However, we have taken various steps, including those described above, to maintain and improve the accuracy of our internal controls and financial disclosures, and based on these measures and other work, our Manager’s principal executive officer and principal financial officer believe that there are no material inaccuracies or omissions of material fact in our financial statements filed in connection with this Annual Report. However, the material weaknesses in our internal controls over financial reporting could adversely impact our ability to provide timely and accurate financial information. We believe that sufficient compensating controls are being evaluated and will be implemented to remedy these deficiencies and to minimize the risks associated with these material weaknesses. Our Manager will be hiring additional staff for us and we will evaluate and develop internal controls and corresponding procedures to ensure the controls are in place and implement monthly, quarterly and annual checklists and review-level sign-off procedures.
Item 9B.     Other Information
      None.

Item 10.	Managers and Executive Officers of the Registrant
      We have no directors or executive officers. We are managed by our Manager and employees of our Manager provide services to us. The members of the Manager’s Board of Managers serve for unlimited terms and our Manager’s executive officers serve at the discretion of the Board of Managers. The members of the Board of Managers and our Manager’s executive officers are as follows:

Name	Age	Position	Term of Office

Anthony W. Thompson	58	Chief Executive Officer and Chairman of the Board of Managers	Since 1998
Louis J. Rogers	48	President and Member of the Board of Managers	Since 2004
Talle A. Voorhies	57	Chief Operating Officer, Secretary and Member of the Board of Managers	Since 1998
Jack R. Maurer	61	Executive Vice President and Member of the Board of Managers	Since 1998
Daniel R. Baker	53	Member of the Board of Managers	Since 1998
Scott D. Peters	47	Chief Financial Officer, Executive Vice President and Member of the Board of Managers	Since 2004
Andrea R. Biller	54	General Counsel	Since 2003
Kelly J. Caskey	37	Chief Accounting Officer — REITs	Since 2004
Shannon Alter	51	Senior Vice President — Director of Operations	Since 2002
Richard T. Hutton, Jr.	52	Executive Vice President and Chief Investment Officer	Since 1999
      Anthony W. “Tony” Thompson founded our Manager and has been its chief executive officer and chairman of the Board of Managers since its inception in April 1998. He is also president and until December 31, 2004, sole owner of Triple Net Properties Realty, Inc., an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us (effective January 1, 2005, Mr. Thompson owned 88% of Realty). Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm. Mr. Thompson is a registered securities principal with the National Association of Securities Dealers, or NASD, the president and sole owner of NNN Capital Corp., the dealer manager (effective January 1, 2005, Mr. Thompson owned 95% of NNN Capital Corp.). He is a 1969 graduate of Sterling College with a Bachelor of Science degree in economics. He is also a member of the Sterling College Board of Trustees, The Bowers Museum Committee and various other community and charitable organizations. Mr. Thompson serves as the chairman of the board of directors for each of G REIT, Inc. and T REIT, Inc.
      Louis J. Rogers has served as president and a member of the Board of Managers of our Manager since September 2004. Mr. Rogers was a member and shareholder of the law firm of Hirschler Fleischer from 1986 and 1994, respectively, until January 1, 2005, where he specialized in structuring like-kind (Section 1031) exchanges, private placements and syndications, formation and operation of real estate investment trusts and acquisitions and financings for real estate transactions. Mr. Rogers earned a B.S. degree from Northeastern University in 1979 (with highest honors), a B.A. degree (with honors) in 1981 and an M.A. degree in 1985 in Jurisprudence from Oxford University and a J.D. in 1984 from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar.
      Talle A. Voorhies has served as a member of the Board of Managers since 1998. She also served as our Manager’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as president (April 1998-February 2005) and financial principal (April 1998-November 2004) of NNN Capital Corp., the dealer manager of our offering. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations. Ms. Voorhies is responsible for our Manager’s investor services department and is a registered financial principal with the NASD.

      Jack R. Maurer has served as the executive vice president and a member of the Board of Managers since April 1998. Mr. Maurer also served as chief financial officer of our Manager from April 1998 to December 2001 and as chief operating officer and financial principal of NNN Capital Corp. from December 2001 to the present. Mr. Maurer has over 31 years of real estate financial management experience. From 1986 to April 1988, he was a General Partner and chief executive officer of Wescon Properties, a Santa Ana based real estate development company. His previous experience also includes the national accounting firm of Kenneth Leventhal and Company. Mr. Maurer received a BS degree from California University at Northridge in 1973 and has served as president and chief executive officer of T REIT, Inc. since August 2004.
      Daniel R. “Dan” Baker, has served as a member of the Board of Managers since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004. SugarOak Corporation provides asset management, construction management, property management, and real estate development, services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the Board of Union Land and Management Company and director and president of Coastal American Corporation. In these positions, Mr. Baker has managed commercial real estate assets in excess of $200 million in market value. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac, a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a degree in government, Mr. Baker participates in numerous community organizations. Mr. Baker is a former Citizen of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.
      Scott D. Peters has served as chief financial officer, executive vice president and a member of the Board of Managers since September 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Since September 2004, Mr. Peters also serves as the executive vice president and chief financial officer of G REIT, Inc. and T REIT, Inc. From September 2004 through January 2005, he also served as executive vice president and chief financial officer of A REIT. From July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded corporation. Mr. Peters received a BBA degree in accounting and finance from Kent State University.
      Andrea R. Biller has served as General Counsel for our Manager since March 2003, overseeing all legal functions for our Manager and coordinating with outside counsel. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as Special Counsel for the Division of Corporation Finance. Ms. Biller earned a BA degree in psychology from Washington University, an MA degree in psychology from Glassboro State University and a JD degree from George Mason University School of Law in 1990, where she graduated first in her class “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.
      Kelly J. Caskey has served as our Manager’s chief accounting officer-REITs since May 2004. Since September 2004 she also serves as chief accounting officer for each of G REIT, Inc. and T REIT, Inc. Effective November 2004 and January 2005, Ms. Caskey served as chief accounting officer and chief financial officer, respectively, of A REIT, Inc. From April 1996 to May 2004, Ms. Caskey served as assistant controller of The First American Corporation, Inc., a publicly traded title insurance company, and vice president and assistant controller of First American Title Insurance Company, a subsidiary of The First American Corporation. Ms. Caskey is a California Certified Public Accountant and received a BS degree in business administration with an accounting concentration from California State University, Fullerton.
      Shannon Alter has served as senior vice president-director of operations for our Manager since June 2002. Ms. Alter oversees our Manager’s portfolio, manages the property management staff and is responsible for managing third party property managers. Ms. Alter owned and managed Retail

Management Services, a commercial real estate consulting firm, from 1996 to June 2002. Ms. Alter’s experience includes prior positions as manager of property management for The Vons Companies, Inc. and director of property management for Diversified Shopping Centers. She was the 2004 President of the Orange County IREM chapter and teaches IREM courses on a national and local basis. Ms. Alter was awarded the Journal of Property Management Article of the Year award for 1998 and 1999. Ms. Alter holds a BA degree from the University of Southern California.
      Richard T. Hutton Jr. has served as an executive vice president and chief investment officer of our Manager since April 1999 and August 2003 respectively. Mr. Hutton has also served as our Manager’s interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president — property management of our Manager. In that position, Mr. Hutton was responsible for the oversight of the management of the real estate portfolios and property management staff of our Manager and its affiliates. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of T REIT, Inc. and G REIT, Inc. from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a BA degree in psychology from Claremont McKenna College and has been licensed as a Certified Public Accountant in California since 1984.
Fiduciary Relationship of Our Manager and Us
      Our Manager is our fiduciary and has fiduciary duties to us and our members pursuant to the Operating Agreement and under applicable law. Our Manager’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Manager has a fiduciary responsibility for the safekeeping and use of all of our funds and assets of our, whether or not in its immediate possession and control, and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
      Our funds are not commingled with the funds of any other person or entity except for operating revenue from our properties.
      Our Manager may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Manager or Mr. Thompson. It is not clear under current law the extent, if any, to which such parties will have a fiduciary duty to us or our members. Investors who have questions concerning the fiduciary duties of our Manager should consult with their own legal counsel.
Audit Committee
      The Board of Managers acts in the capacity of our audit committee. The Board of Managers has not designated a financial expert.
Compensation of the Manager
      For a description of the compensation received by our Manager and its affiliates see Item 13 Certain Relationships and Related Transactions.
Code of Ethics
      Since we have no officers, directors or employees, we do not have our own code of ethics. Instead, we rely on our Manager’s code of ethics. You may request a copy of our Manager’s code of ethics by written request addressed to: Triple Net Properties, LLC, 1551 N. Tustin Avenue - Suite 200, Santa Ana, CA 92705, Attn: Legal Department.

Item 11.	Executive Compensation
      We are managed by our Manager, and we have no directors or executive officers to whom we pay compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
      Units. As of December 31, 2004 and 2003, there were 5,960 Units outstanding owned by 622 investors. The following table sets forth as of December 31, 2004, the beneficial ownership of Units of:

•	each person who is known to us to hold more than a 5% interest in us;

•	the chief executive officer of our Manager(1)(2);

•	the members of the Board of Managers(1); and

•	the members of the Board of Managers and our Manager’s executive officers (1) as a group.

		Percentage of
		Outstanding
Name	No. of Units	Units

Triple Net Properties, LLC(2)	None	0%
Anthony W. Thompson(2)	None	0%
Members of the Board of Managers as a group(1)(2)	None	0%
Members of the Board of Managers and our Manager’s executive
officers as a group(1)(2)	None	0%

(1)	We have no directors or executive officers.

(2)	The address for all persons named is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.
      We are not aware of any arrangements which may, at a subsequent date, result in our change in control.
Equity Compensation Plan Information
      We have no equity compensation plans as of December 31, 2004.

Item 13.	Certain Relationships and Related Transactions
The Operating Agreement
      Pursuant to the Operating Agreement, our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer, is entitled to receive the following payments and fees described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

	Year Ended	Year Ended
	December 31,	December 31,
Manager’s Compensation from Us for:	2004	2003

Acquisition Fees(1)	—	$1,192,000
Organizational & Marketing Costs(2)	—	$132,000
Expenses, Costs or Fees(3)	—	—
Operating Expenses(4)	—	—
Distributions — Cash from Operations(5)	—	—
Distributions — Cash from Capital Transactions(6)	—	—

(1)	Our Manager is entitled to receive from us 4% of the funds raised in our private placement of Units, for services rendered in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period.

(2)	We have agreed to reimburse our Manager for organizational costs and marketing expenses incurred by our Manager in connection with over private placement of Units. We reimbursed our Manager for the amounts incurred listed in the table above. These reimbursed costs are not all of the costs of the offering, but rather the reimbursable costs incurred by our Manager.

(3)	We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by the Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2004 and 2003.

(4)	We have agreed to reimburse our Manager for reasonable and necessary expenses paid or incurred by our Manager in connection with our operation, including any legal and accounting costs and the costs incurred in connection with the acquisition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses for the years ended December 31, 2004 and 2003.

(5)	Our Manager is entitled to receive from us distributions that relate to cash from operations. The Manager did not receive any such distributions for the years ended December 31, 2004 and 2003.

(6)	Our Manager is entitled to receive from us distributions that relate to cash from capital transactions. Our Manager did not receive any such distributions for the years ended December 31, 2004 and 2003.
The Management Agreement
      Pursuant to the Operating Agreement and the Management Agreement, Realty, which was solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer, through December 31, 2004 (effective January 1, 2005, Mr. Thompson owns 88% of Realty), or in some cases, an affiliate of Realty, is entitled to receive the following payments and fees described below.
      These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

	Year Ended	Year Ended	May 15, 2002
	December 31,	December 31,	to December 31,
Realty’s Compensation from Us for:	2004	2003	2002

Management Fees(1)	$840,000	$463,000	$21,000
Lease Commissions(2)	$630,000	$141,000	—
Project Fees(3)	—	—	—
Selling Commissions(4)	—	—	—
Loan Fees(5)	—	—	$1,000

(1)	Realty is entitled to receive, for its services in managing our properties, a monthly management fee equal to 5% of the gross receipts revenue of the properties. 100% of all management fees are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(2)	Realty is entitled to receive, for its services in leasing our properties, a leasing commission equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewal. The value of the lease will be calculated by totaling the minimum monthly rent for the term of the lease. The term of the lease will not exceed five years for purposes of the computation and will not include option periods. For the period from May 15, 2002 (date of inception) to December 31, 2002, there were no leases that expired, nor any new leases entered into, and, therefore, there were no leasing commissions paid to Realty. 100% of all leasing commissions received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(3)	Realty is entitled to receive, for its services in supervising any construction or repair project at our properties, a construction management fee equal to 5% of any amount up to $25,000, 4% of any amount over $25,000 but less than $50,000, and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty has not supervised any such construction or repair project. 100% of all construction fees received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(4)	Realty is entitled to receive a selling commission up to 5% of the gross sales price of any of the properties if the terms of the sale are approved by us. No properties have been sold by us. 75% of all selling commissions received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(5)	Realty is entitled to receive a loan fee in the amount of 1% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. 100% of all loan fees received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

Selling Commissions
      Pursuant to the Private Placement Memorandum, NNN Capital Corp., which was solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer during the offering period, received selling commissions of up to 8% of the gross proceeds from the Private Placement, all of which are reallowed to the broker-dealer selling group. NNN Capital Corp. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, NNN Capital Corp. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1% of the gross proceeds which it did not reallow to other members of the selling group. The aggregate we incurred was $2,298,000, $2,298,000 and $831,000 for the years ended December 31, 2004 and 2003, and the period from May 15, 2002 (date of inception) to December 31, 2002, respectively, to NNN Capital Corp. for selling commissions and marketing and due diligence expenses.
Cunningham Lending Group, LLC
      On August 9, 2004, we borrowed $210,000 from Cunningham Lending Group, LLC, which is solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and any accrued interest due on January 11, 2005. As of December 31, 2004, all accrued interest had been paid. On January 11, 2005, the $210,000 Cunningham loan was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. The note was paid in full on March 16, 2005.
      On September 23, 2004, we borrowed $186,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.
      On November 23, 2004, we borrowed $31,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on November 23, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.
      On December 13, 2004, we borrowed $55,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on December 13, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.

NNN 2004 Notes Program, LLC
      The 2004 Notes Program, an affiliate of our Manager, made loans to us and to the Congress Center property. As of December 31, 2004, all principal and interest due on such loans has been repaid and we have no outstanding loans from the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11%. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. The loan from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.
Manager’s Ownership Interest in the Company
      As of December 31, 2004, 2003 and 2002, our Manager, members of our Manager’s Board of Managers and its executive officers did not own any Units in us.
Costs Incurred in Connection with Public Company Filings and Rent
      The Board of Managers has voted and approved that all costs associated with compliance with public company filings will be borne by our Manager and are not included in the financial statements. These costs include, but are not limited to, audit and legal fees as well as the cost of compliance with the Sarbanes-Oxley Act of 2002. We do not maintain offices separate from those of our Manager. While our Manager allows us to use a portion of the Manager’s office space located at 1551 N. Tustin Avenue, Suite 200 in Santa Ana, California, our Manager does not collect rent from us for our use of that space.

Business relationships with legal counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. During the year ended December 31, 2004, we incurred and paid legal fees to Hirschler Fleischer of $512,000. During the year ended December 31, 2004, Louis J. Rogers was a member and stockholder of Hirschler Fleischer. Effective August 15, 2004, Mr. Rogers was appointed president of our Manager and effective September 27, 2004, Mr. Rogers was appointed a member of the Board of Managers. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Also, effective January 1, 2005, Mr. Rogers owns 2% of our Manager, and 12% of Realty and 5% of NNN Capital Corp., affiliated entities of our Manager.

Item 14.	Principal Accountant Fees and Services
      Deloitte has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2004 and 2003.
      The Board of Managers, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2004 and 2003:

Services	2004	2003

Audit Fees(1)	$109,000	$72,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	83,000	—
All Other Fees(4)	9,000	—

Total	$201,000	$72,000

(1)	Audit fees billed in 2004 and 2003 consisted of the audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC. These costs were borne by our Manager.

(2)	There were no audit-related fees billed in 2004 and 2003.

(3)	Tax services billed in 2004 and 2003 consisted of tax compliance and tax planning and advice.

(4)	There were no fees billed for other services in 2003.
      The Board of Managers has determined that the provision by Deloitte of non-audit services for us in 2004 is compatible with Deloitte’s maintaining its independence.
      The Board of Managers has approved Deloitte and Grant Thornton LLP to perform the following non-audit services for us during 2004:

•	consultations related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.
      The Board of Managers pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements.

(2)	Financial Statement Schedules.
      The following financial statement schedules for the year ended December 31, 2004 are submitted herewith:

Page

NNN 2002 Value Fund, LLC and Subsidiaries:
Valuation and Qualifying Accounts (Schedule II)	F-46
Real Estate and Accumulated Depreciation (Schedule III)	F-47
      All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits.
      The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
To the Managers and Members
NNN 2002 Value Fund, LLC
Santa Ana, California
      We have audited the accompanying consolidated balance sheets of NNN 2002 Value Fund, LLC (the “Company”), as of December 31, 2004 and 2003, and the related consolidated statements of operations, members’ equity and cash flows for the years ended December 31, 2004 and 2003 and the period from May 15, 2002 (date of inception) to December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from May 15, 2002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP
Los Angeles, California
April 15, 2005

NNN 2002 VALUE FUND, LLC
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	December 31,

	2004	2003

ASSETS
Real estate investments:
Operating properties, net of accumulated depreciation	$42,762,000	$42,361,000
Property held for sale	13,620,000	14,055,000
Investments in unconsolidated real estate	4,954,000	5,844,000

	61,336,000	62,260,000
Cash and cash equivalents	1,067,000	1,579,000
Accounts receivable, net of allowance for doubtful accounts	35,000	40,000
Accounts receivable from related parties	30,000	—
Restricted cash	248,000	246,000
Identified intangible assets, net	6,003,000	7,743,000
Other assets — discontinued operations	2,218,000	2,394,000
Other assets, net	2,299,000	966,000

Total assets	$73,236,000	$75,228,000

LIABILITIES, MINORITY INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Mortgage loans payable	$33,047,000	$31,642,000
Mortgage loans payable secured by property held for sale	9,124,000	9,394,000
Accounts payable and accrued liabilities	776,000	1,050,000
Notes payable to related parties	482,000	—
Security deposits and prepaid rent	670,000	454,000
Identified intangible liabilities net of accumulated amortization of $1,226,000 and $487,000 at December 31, 2004 and, 2003, respectively	3,126,000	3,861,000
Distributions payable	212,000	199,000

Total liabilities	47,437,000	46,600,000

Minority interests	6,468,000	6,663,000

Commitments and contingencies (Note 9)
Total members’ equity	19,331,000	21,965,000

Total liabilities, minority interests and members’ equity	$73,236,000	$75,228,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2003 and the Period From
May 15, 2002 (Date of Inception) to December 31, 2002

			For the Period
			from May 15, 2002
	Years Ended December 31,		(Date of Inception)
			to December 31,
	2004	2003	2002

Revenues:
Rental	$10,008,000	$4,904,000	$—

Expenses:
Rental	3,885,000	2,311,000	—
General and administrative	380,000	119,000	25,000
Depreciation and amortization	3,630,000	1,559,000	—

	7,895,000	3,989,000	25,000

Income (loss) before other income, discontinued operations and minority interests	2,113,000	915,000	(25,000)
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(1,647,000)	(886,000)	(40,000)
Other income	55,000	11,000	—
Interest income	—	46,000	2,000
Equity in earnings (loss) of unconsolidated real estate	(278,000)	84,000	—

Income (loss) from continuing operations before discontinued operations and minority interests	243,000	170,000	(63,000)
Loss from discontinued operations	(115,000)	(651,000)	(109,000)

Net income (loss) before minority interests	128,000	(481,000)	(172,000)
Minority interests	312,000	54,000	—

Net loss	$(184,000)	$(535,000)	$(172,000)

Net income (loss) per member unit:
Continuing operations — basic and diluted	$(11.58)	$23.88	$(160.72)
Discontinued operations — basic and diluted	$(19.30)	$(134.03)	$(278.06)

Total net loss per member unit — basic and diluted	$(30.88)	$(110.15)	$(438.78)

Weighted average number of member units outstanding — basic and diluted	5,960	4,857	392

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and the Period From
May 15, 2002 (Date of Inception) to December 31, 2002

Total

BALANCE — May 15, 2002 (date of inception)	$—
Capital contributions, net of offering costs	7,178,000
Distributions	(80,000)
Net loss	(172,000)

BALANCE — December 31, 2002	6,926,000
Capital contributions, net of offering costs	17,521,000
Distributions	(1,947,000)
Net loss	(535,000)

BALANCE — December 31, 2003	21,965,000
Distributions	(2,450,000)
Net loss	(184,000)

BALANCE — December 31, 2004	$19,331,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and the Period From
May 15, 2002 (Date of Inception) to December 31, 2002

			For the Period
			from May 15, 2002
	Years Ended December 31,		(Date of Inception)
			to December 31,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184,000)	$(535,000)	$(172,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization including amortization of deferred financing costs and amortization of below market leases — continued and discontinued operations	3,974,000	1,978,000	199,000
Distributions received in excess of equity in earnings of unconsolidated properties	890,000	967,000	—
Minority interests	312,000	54,000	—
Change in operating assets and liabilities:
Accounts receivable	(29,000)	(224,000)	—
Other assets	(1,921,000)	(296,000)	—
Accounts payable and accrued liabilities	(274,000)	(180,000)	593,000
Security deposits and prepaid rent	216,000	376,000	78,000

Net cash provided by operating activities	2,984,000	2,140,000	698,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate operating properties	—	(40,205,000)	(7,856,000)
Acquisition of investments in unconsolidated real estate	—	(6,707,000)	—
Capital expenditures	(2,168,000)	(159,000)	—
Restricted cash	(2,000)	11,000	—
Real estate deposits	—	—	(103,000)

Net cash used in investing activities	(2,170,000)	(47,060,000)	(7,959,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on mortgages payable	(269,000)	(4,605,000)	(59,000)
Borrowings on mortgages payable	1,405,000	31,500,000	4,500,000
Borrowings from related party	482,000	—	—
Distributions	(2,437,000)	(1,793,000)	(35,000)
Distributions to minority interests	(957,000)	(447,000)	—
Contributions from minority interests	450,000	—	—
Issuance of members’ units, net of offering costs	—	17,521,000	7,178,000

Net cash provided by (used in) financing activities	(1,326,000)	42,176,000	11,584,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(512,000)	(2,744,000)	4,323,000
CASH AND CASH EQUIVALENTS — beginning of period	1,579,000	4,323,000	—

CASH AND CASH EQUIVALENTS — end of period	$1,067,000	$1,579,000	$4,323,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS — SUPPLEMENTAL INFORMATION
For the Years Ended December 31, 2004, 2003 and the Period From
May 15, 2002 (Date of Inception) to December 31, 2002

			For the Period
			from May 15, 2002
	Years Ended December 31,		(Date of Inception)
			to December 31,
	2004	2003	2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for: interest	$2,454,000	$2,236,000	$317,000

NONCASH INVESTING ACTIVITIES:
Increase in intangible assets less intangible liabilities of acquisitions	$—	$9,320,000	$3,035,000

Increase in investment in operating properties	$—	$11,543,000	$10,021,000

Mortgage loan upon acquisition of property	$—	$—	$4,500,000

Minority interests of acquired property	$—	$7,056,000	$—

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2004, 2003 and the Period From
May 15, 2002 (Date of Inception) to December 31, 2002
1.     Organization
      NNN 2002 Value Fund, LLC, or the Company, was formed as a Virginia limited liability company. The use of the words “we”, “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries. We were organized on May 15, 2002 for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with the Private Placement Memorandum dated May 15, 2002, as amended, or the Private Placement Memorandum. We were organized with the purpose to acquire interests in and manage a diversified real estate portfolio composed of office buildings with high vacancies. We expected to own and operate interests in the properties for approximately three to five years.
      As of December 31, 2004, we owned two consolidated office properties and an interest in one unconsolidated office property, accounted for under the equity method of accounting.
      We are externally managed by Triple Net Properties, LLC, a Virginia limited liability corporation, or our Manager, which is responsible for managing our day-to-day operations and assets. In addition, Triple Net Properties Realty, Inc., a California corporation, or Realty, an affiliate of our Manager, which was solely owned through December 31, 2004 by Anthony W. Thompson, our Manager’s chairman and chief executive officer, (effective January 1, 2005, Mr. Thompson owns 88% of Realty) serves as our property manager (Note 11).

Plan of Liquidation
      In order to maximize member value, our Manager’s Board of Managers, or the Board of Managers, approved our preparation of a plan of liquidation and dissolution and the preparation of a proxy to solicit the required approval by our members of the plan of liquidation. If the Board of Managers determines that the plan of liquidation is in our best interests and its members, it will approve the plan and the filing of the proxy statement with the SEC. We believe that the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely in our judgment that liquidation would provide members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company.
2.     Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Basis of Presentation
      The accompanying consolidated financial statements include our accounts, our wholly owned subsidiaries and any majority-owned subsidiaries where we have financial and operating control and variable interest entities, or VIEs, in which we have determined we are the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures and companies is included in consolidated net income (loss). All references to us include our subsidiaries.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party, as described in further details in Note 13 to the consolidated financial statements. We revised presentations to reflect the reclassification of Bank of America West as a discontinued operation pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”
      SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. We have reclassified amounts related to Bank of America Plaza West in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Bank of America Plaza West have been excluded from our results from continuing operations for all periods presented herein. The financial results for Bank of America Plaza West are presented in our Consolidated Statements of Operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the Consolidated Balance Sheets in line items entitled “Property held for sale,” “Other assets — discontinued operations” and “Mortgage loans payable secured by property held for sale.”

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Restricted Cash
      Restricted cash is comprised of impound reserve accounts for property taxes, insurance and tenant improvements.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Management’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Our Manager has established an allowance for uncollectible accounts of $130,000, and $126,000 as of December 31, 2004 and 2003, respectively, to reduce receivables to our Manager’s estimate of the amount recoverable.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standard, or “SFAS” No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon management’s determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying consolidated financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized and the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to nine years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows predicted to be generated by that asset. We have not recorded any impairment losses for the years ended December 31, 2004, 2003 and the period from May 15, 2002 (date of inception) to December 31, 2002.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan, it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Other Assets
      Other assets consist primarily of deferred financing costs, deferred rent receivables, lease commissions and other assets. Deferred financing costs consist of loan fees and other loan costs and are amortized over the respective loan term using a method that approximates the effective interest method.

Derivative Financial Instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We seek to mitigate these risks by following established risk management policies and procedures which include the occasional use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. We employ derivative instruments, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.

Revenue Recognition
      In accordance with SFAS No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or the FDIC, up to $100,000 per institution. At December 31, 2004 and 2003, we have cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained.
      As of December 31, 2004, we have interests in three properties located in the states of Illinois, Florida and Nevada.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, three of our tenants accounted for 10% or more of the aggregate annual rental income. Information about these three tenants is provided in the table below:

		Percentage of
	2004 Annual	2004 Annual			Lease
Tenant	Base Rent(*)	Base Rent	Property	Square Footage	Expiration Date

Merck Medco	$1,566,000	14.5%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	13.8%	Netpark	100,000	11/30/06
Bank of America	$1,175,000	10.9%	Bank of America Plaza West	40,000	10/31/20

(*) Annualized rental income based on contractual base rent from leases in effect at December 31, 2004.
      As of December 31, 2003, four of our tenants accounted for 10% or more of the aggregate annual rental income. Information about these four tenants is provided in the table below:

		Percentage of
	2003 Annual	2003 Annual			Lease
Tenant	Base Rent(*)	Base Rent	Property	Square Footage	Expiration Date

Merck Medco	$1,520,000	15.9%	Netpark	143,000	10/31/11
GMC Worldwide	$1,306,000	13.7%	Netpark	100,000	11/30/06
Bank of America	$1,152,000	12.1%	Bank of America Plaza West	40,000	10/31/20
Alltel Communications, Inc.	$1,022,000	10.7%	Netpark	73,000	11/30/05

(*)	Annualized rental income based on contractual base rent from leases in effect at December 31, 2003.
      As of December 31, 2002, one tenant accounted for 10% or more of the aggregate annual rental income. Information about this tenants is provided in the table below:

		Percentage of
	2002 Annual	2002 Annual			Lease
Tenant	Base Rent(*)	Base Rent	Property	Square Footage	Expiration Date

Bank of America	$1,130,000	51.4%	Bank of America Plaza West	40,000	10/31/20

(*)	Annualized rental income based on contractual base rent from leases in effect at December 31, 2002.

Fair Value of Financial Instruments
      The SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques such as discounted cash flow analysis. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our consolidated balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to affiliates is not determinable due to its related party nature. Based on borrowing rates available to us at December 31, 2004, the fair value of the mortgage loans payable was $43,895,000 compared to a carrying value of $42,171,000.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our members on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Comprehensive Income
      We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. This statement defines comprehensive income as the changes in equity of an enterprise except those resulting from members’ transactions. Accordingly, comprehensive income includes certain changes in equity that are excluded from net loss. There are no differences between net loss and comprehensive loss.

Per Unit Data
      We report earnings per Unit pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic earnings per Unit attributable for all periods presented is computed by dividing the net income (loss) by the weighted average number of Units outstanding during the period. Diluted earnings per Unit are computed based on the weighted average number of Units and all potentially dilutive securities, if any. We do not have any dilutive securities as of December 31 2004, and 2003.
      Net loss per member unit is calculated as follows:

			For the period from
			May 15, 2002
	Years Ended December 31,		(Date of Inception)
			to December 31,
	2004	2003	2002

Income (loss) from continuing operations	$(69,000)	$116,000	$(63,000)
Loss from discontinued operations	(115,000)	(651,000)	(109,000)

Net loss	$(184,000)	$(535,000)	$(172,000)

Net income (loss) per member unit:
Continuing operations	$(11.58)	$23.88	$(160.72)
Discontinued operations	$(19.30)	$(134.03)	$(278.06)

Total net loss per member unit — basic and diluted	$(30.88)	$(110.15)	$(438.78)

Weighted average number of member units outstanding — basic and diluted	5,960	4,857	392

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires our Manager to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2004 and 2003, and the revenues and expenses for the years ended December 31, 2004 and 2003. Actual results could differ from those estimates.

Segment
      We internally evaluate all properties as one reportable segment and, accordingly, do not report segment information.

Minority Interests
      Minority interests relate to the interests in the consolidated property that is not owned by us.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Recently Issued Accounting Pronouncements
      In April 2004, the FASB issued FASB Staff Position FAS 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” or FASP FAS 129-1. FSP FAS 129-1 provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.
      In March 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF 03-1. EITF 03-1 provides guidance for determining when an investment is other-than-temporarily impaired to be applied in reporting periods beginning after June 15, 2004 and contains disclosure requirements effective in annual financial statements for fiscal years ending after December 15, 2003 for investments accounted for under SFAS Nos. 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective for fiscal years ending after June 15, 2004. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective. We have evaluated the impact of the adoption of EITF 03-1 and do not believe it will have a material effect on our financial condition or results of operations.
      In December 2003, the Financial Accounting Standards Board, or FASB, revised FASB Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. We

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
do not believe the adoption of such interpretation will have a material impact on our results of operations or financial condition.

3.	Real Estate Investments

Operating Properties
      Our investment in consolidated properties consisted of the following as of the dates set forth below:

	December 31,	December 31,
	2004	2003

Buildings and tenant improvements	$35,459,000	$33,291,000
Land	9,897,000	9,897,000

	45,356,000	43,188,000
Less: accumulated depreciation and amortization	(2,594,000)	(827,000)

	$42,762,000	$42,361,000

Netpark, Tampa, Florida
      On June 3, 2003, through our wholly-owned subsidiary, NNN Netpark 25, LLC, we purchased a 50% tenant-in-common, or TIC, interest in Netpark, a 911,000 square foot, two-story office and technology center located in Tampa, Florida. In the purchase transaction, AWT Family LP, a limited partnership, wholly owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer, acquired a 0.625% TIC interest in Netpark and 22 unaffiliated parties acquired TIC interests totaling 44.625% of Netpark. The remaining 4.75% was acquired by unaffiliated limited liability members through NNN Netpark, LLC. We determined that this acquisition is required to be consolidated. The property was purchased from an unaffiliated third party for a purchase price of $47,000,000. Our cash investment was $8,705,000. The seller of the property paid a sales commission to Realty of $1,410,000, or approximately 3.0% of the total purchase price, of which 75% was passed through to our Manager pursuant to the terms of an agreement between Realty and our Manager, or the Realty-Triple Net Agreement.
      At acquisition, we and other purchasers obtained a non-recourse loan from an unaffiliated lender in the amount of $31,500,000, with monthly interest only payments until June 6, 2006, at which time the loan must be paid in full or refinanced. The loan bears interest at LIBOR plus 300 basis points. The rates were 5.35% per annum and 4.05% per annum at December 31, 2004 and 2003, respectively.
      On February 8, 2005, the Board of Managers approved the listing for sale of Netpark.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate
      The summarized condensed combined financial information about our unconsolidated real estate is as follows:

	December 31,	December 31,
	2004	2003

Assets (primarily real estate)	$140,870,000	$144,491,000

Mortgage notes payable	97,500,000	96,989,000
Other liabilities	4,736,000	1,053,000
Equity	38,634,000	46,449,000

Total liabilities and equity	$140,870,000	$144,491,000

Company’s share of equity	$4,954,000	$5,844,000

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

Revenues	$17,304,000	$14,261,000
Rental and other expenses	19,769,000	13,576,000

Net Income (loss)	$(2,465,000)	$685,000

Company’s equity in earnings (loss)	$(278,000)	$84,000

Congress Center, Chicago, Illinois
      On January 9, 2003, we, as a member of NNN Congress Center, LLC, a Delaware limited liability company, purchased a 12.3% interest in Congress Center, a 16-story, Class A office building of 525,000 square feet located in Chicago, Illinois.
      As of December 31, 2004, Congress Center is owned by the following interest holders as TICs:

Tenants in Common	Interest Held

G REIT, Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      As of December 31, 2004, NNN Congress Center, LLC, which owns an aggregate 28.9% interest in Congress Center, is owned by the following members, with the proportionate membership interest and interest in Congress Center, respectively:

	Membership Interest in
Members	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      The property was purchased from an unaffiliated third party for a purchase price of $136,108,000. Our cash investment was $6,811,000. Our total investment consisted of our proportionate share of the purchase price of $17,422,000 (consisting of $5,006,000 in cash and $12,416,000 in debt), plus $1,805,000 for our proportionate share of closing costs, loan fees and reserves. We use the equity method of accounting to

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
account for this investment. The seller of the property paid a sales commission to Realty of $2,000,000, or approximately 1.5% of the total purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      On February 8, 2005, the Board of Managers approved the listing for sale of Congress Center.

4.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	December 31,

	2004	2003

In place leases and tenant relationships, net of accumulated amortization of $2,470,000 and $732,000 at December 31, 2004 and 2003, respectively (with a weighted average life of 62 and 117 months for in-place leases and tenant relationships, respectively)	$6,003,000	$7,743,000

      Amortization expense recorded on the identified intangible assets, for each of fiscal years ended December 31, 2004 and 2003 was $1,740,000 and $732,000, respectively.
      Estimated amortization expense of in-place leases and tenant relationships as of December 31, 2004 for each of the five succeeding fiscal years is as follows:

Year	Amount

2005	$1,063,000
2006	$867,000
2007	$827,000
2008	$786,000
2009	$700,000

5.	Other Assets
      Other assets consisted of the following:

	December 31,

	2004	2003

Deferred rents receivable	$752,000	$238,000
Lease Commissions, net of accumulated amortization of $122,000 and $0 December 31, 2004 and 2003, respectively	493,000	236,000
Deferred financing costs, net of accumulated amortization of $321,000 and $118,000, at December 31, 2004 and 2003, respectively	1,039,000	489,000
Prepaid expenses, deposits and other	15,000	3,000

Total other assets	$2,299,000	$966,000

6.     Mortgage Loans Payable
      In connection with the acquisition of Bank of America Plaza West Building, an office building located in Las Vegas, Nevada, on September 20, 2002, we borrowed $14,200,000 from an unaffiliated lender consisting of a first mortgage loan of $9,700,000, bearing interest at the rate of 8.625% per annum and a second mortgage loan of $4,500,000, at the rate of 10% per annum. The $4,500,000 loan was repaid in full during the year ended December 31, 2003. We received credits of $358,000 from the seller. The balance

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was $9,124,000, and $9,394,000 as of December 31, 2004, and 2003, respectively and is due on June 1, 2005. On August 9, 2004, we paid $562,000 for a refundable (less costs incurred by the bank) rate lock deposit to lock the interest on a potential refinancing of the Bank of America Plaza West in the amount of $16,200,000 property at a interest rate of 159 basis points above the Index, but in no event less than 5.66%. The rate we locked into was 5.84% per annum and expires on May 1, 2005. This loan is classified as mortgage loans payable — held for sale at December 31, 2004 and 2003.
      In connection with the acquisition of Netpark in June 2003, we and the other owners of Netpark borrowed $31,500,000 from Fleet National Bank. All owners of Netpark, including us, are jointly and severally liable for the entire loan amount. Additional amounts of up to $44,700,000 can be borrowed for approved tenant improvements and leasing commissions to renovate vacant space. The original mortgage of $31,500,000 bears interest at LIBOR rate plus 300 basis points. The rates were 5.35% per annum and 4.05% per annum at December 31, 2004 and 2003, respectively. The line of credit which had a balance of $1,547,000 and $142,000 as of December 31, 2004 and 2003, respectively, bears interest at LIBOR plus 300 basis points. The interest rate was 5.41% per annum and 4.16% per annum at December 31, 2004 and 2003, respectively. Monthly payments of interest only are required until June 6, 2006, at which time the loan must be paid in full or refinanced.
      The principal payments due on notes payable for each of the next five years ending December 31, 2004 and thereafter are summarized as follows:

Year	Amount

2005	9,124,000
2006	33,047,000
2007	—
2008	—
2009	—

Total	$42,171,000

      The fair value of total mortgage debt at December 31, 2004 and 2003 was $43,896,000 and $42,354,000, respectively.
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $205,000 as a reduction to interest expense for the year ended December 31, 2004 and $14,000 as an increase to interest expense for the year ended December 31, 2003 for interest rate swaps and collars.
      The following table lists the derivative financial instruments held by us as of December 31, 2004:

Notional Amount	Instrument	Rate	Maturity

$31,500,000	Swap	2.3%	06/06/06

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Identified Intangible Liabilities
      Identified intangible liabilities consisted of the following:

	December 31,

	2004	2003

Below market leases, net of accumulated amortization of $1,226,000 and $487,000 at December 31, 2004 and 2003, respectively( with a weighted average life of 63 months)	$3,126,000	$3,861,000

      Amortization expense recorded on the identified intangible liabilities, for each of fiscal years ended December 31 2004, 2003 and 2002 was $734,000, $487,000 and $0, respectively.
      Estimated amortization expense of identified intangible liabilities as of December 31, 2004 for each of the five succeeding fiscal years is as follows:

Year	Amount

2005	$694,000
2006	$721,000
2007	$626,000
2008	$432,000
2009	$253,000
8.     Minority Interests
      Minority interests relate to the interests we do not own in the following consolidated property:

•	Netpark — 44.625% owned by unaffiliated TICs; 0.625% owned by affiliated TIC; and 4.750% owned by NNN Netpark, LLC unaffiliated limited liability members.
9.     Member’s Equity

Members’ Equity
      Pursuant to the Private Placement Memorandum, we offered for sale to the public a minimum of 200 and a maximum of 6,000 Units at a price of $5,000 per Unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933 as amended in connection with the closing of the offering. As discussed in the Private Placement Memorandum, we planned to use the net offering proceeds from the sale of Units primarily to acquire ownership interests in up to three real estate properties. We financed the property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.
      There are three classes of Units with different rights with respect to distributions. As of December 31, 2004 and 2003, 2,000 Class A Units were issued, with aggregate gross proceeds of $10,000,000. As of December 31, 2004 and 2003, 2,000 and 1,960 Class B Units and Class C Units were issued with aggregate gross proceeds of $10,000,000 and $9,799,000, respectively. The rights and obligations of all members are governed by the Operating Agreement.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all members pro rata until all Class A Unit holders, Class B Unit holders and Class C Unit holders have received a 10%, 9% and 8% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all Unit holders receive identical pro rata distributions, except that Class C Unit holders do not receive more than an 8% return on their Class C Units, and Class B Unit holders do not receive

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
more than a 9% return on their Class B Units. Excess Cash from Operations is then allocated pro rata to all members on a per outstanding unit basis and further distributed to the members and our Manager based on predetermined ratios providing our Manager with a share of 15%, 20% and 25% of the distributions available to Class A Units, Class B Units and Class C Units, respectively of such excess Cash from Operations.
      Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; second, pro rata to all members in accordance with their membership interests until all capital contributions are reduced to zero; third, in accordance with the distributions as outlined above in the Cash from Operations.
      During the years ended December 31, 2004 and 2003, distributions of $410 and $400 per unit, were declared, aggregating approximately $2,450,000 and $1,947,000 in distributions, respectively. Class A Units, Class B Units and Class C Units have received identical per-Unit distributions; however, distributions may vary among the three classes of Units in the future.
      In connection with the sale of Units, we incurred approximately $5,100,000 of costs related to the issuance of Units through December 31, 2004 and 2003. Such amounts include an aggregate total of $2,298,000 as of December 31, 2004 and 2003 incurred to NNN Capital Corp., the dealer manager of the offering, which was solely owned by Anthony Thompson, our Manager’s chairman and chief executive officer during the period of the offering, representing primarily selling commissions, investor marketing and due diligence costs. Certain of these amounts were reallowed to participating broker dealers. In addition, an aggregate of $1,762,000 was incurred to the Manager for offering expenses as of December 31, 2004 and 2003.
10.     Future Minimum Rent

Rental Income
      We have leases with tenants that expire at various dates through 2014 and are either subject to scheduled fixed increases or adjustments based on the consumer price index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent under leases, excluding tenant reimbursements of certain costs, as of December 31, 2004, are summarized as follows:

Year Ending December 31,	Amount

2005	$7,425,000
2006	$5,738,000
2007	$4,825,000
2008	$3,918,000
2009	$3,013,000
Thereafter	$4,872,000
      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the periods December 31, 2004 and 2003, the amount of contingent rent earned by us was not significant.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     Related Party Transactions

Offering expenses
      For the years ended December 31, 2004, 2003 and the period from May 15, 2002 (date of inception) to December 31, 2002, offering expenses paid by us include $0, $1,467,000, and $831,000, respectively, paid to the dealer manager and $0, $1,324,000, and $438,000, respectively, in reimbursements to our Manager for legal, accounting and other expenses of the offering.

Real estate commissions
      As discussed in Note 3, Realty received real estate sales commissions in the amount of $0, $3,410,000, and $320,000 for the years ended December 31, 2004, 2003, and the period from May 15, 2002 (date of inception) to December 31, 2002, respectively, in connection with our real estate acquisitions. 75% of these commissions were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Property management fees
      We pay Realty a property management fee equal to 5% of the gross receipts revenue from the properties. For the years ended December 31, 2004, 2003, and the period from May 15, 2002 (date of inception) to December 31, 2002, management fees paid to Realty were $840,000, $463,000, and $21,000, respectively. 100% of the property management fees are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease commissions
      We pay Realty a leasing commission for its services in leasing any of our properties equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewals. For the years ended December 31, 2004, 2003, and the period from May 15, 2002 (date of inception) to December 31, 2002, we paid lease commissions to Realty of $630,000, $141,000 and $0, respectively. 100% of leasing fees are passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Notes Payable
      On August 9, 2004, we borrowed $210,000 from Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and any accrued interest due on January 11, 2005. As of December 31, 2004, all accrued interest had been paid. On January 11, 2005, the $210,000 Cunningham loan was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. The note was paid in full on March 16, 2005.
      On September 23, 2004, we borrowed $186,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.
      On November 23, 2004, we borrowed $31,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on November 23, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 13, 2004, we borrowed $55,000 from Cunningham. The note was unsecured and requires interest only payments at a rate of 10% per annum with the principal and all accrued interest due on December 13, 2005. As of December 31, 2004, all accrued interest had been paid. The note was paid in full on March 16, 2005.

NNN 2004 Notes Program, LLC
      The 2004 Notes Program, which is an affiliate of our Manager, made loans to us and to the Congress Center property. As of December 31, 2004, all principal and interest due on such loans have been repaid and we have no outstanding loans from the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11%. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. The loan from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

Related party accounts receivable/payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us for operating expenses incurred by us and paid by our Manager or agreed to be absorbed by our Manager as discussed below.

Costs incurred with compliance with public company filings
      On December 27, 2004, the Board of Managers approved payment by our Manager of costs associated with our compliance with public company filings. These costs include, but are not limited to, audit and legal fees as well as the cost of Sarbanes-Oxley compliance. As such, these costs are not included in our financial statements.

12.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and our required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.
      We can not at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The Board of Managers is considering alternatives to address the errors in the prior performance tables.

Unconsolidated debt
      Our share of unconsolidated debt was approximately $11,973,000 and $11,910,000 at December 31, 2004 and December 31, 2003, respectively.
      On January 9, 2003, we purchased interest in Congress Center and obtained a first mortgage loan in the amount of $81,989,000, through Fleet National Bank. The loan bore an interest rate at a 30-day LIBOR plus 175 basis points. We, together with the other purchasers of Congress Center, also obtained a mezzanine loan for $15,000,000, through Fleet Real Estate, Inc. This loan bore an interest rate at a 30-day LIBOR plus 675 basis points.
      On September 3, 2004, our Manager refinanced Congress Center with three loans totaling $97,500,000 through Principal Commercial Funding and Principal Life Insurance. We own a 12.3% interest in Congress Center, or the borrower, and in connection with our payment obligations under the three loans our liability is limited to the extent of our interest in Congress Center and any rents we are entitled to therefrom. In connection with the Congress Center refinancing, the total unamortized portion of the capitalized loan costs of $580,000 along with $253,000 in prepayment penalties related to the early termination of the loan were expensed in September 2004 by Congress Center.
      The refinanced loans include:
      Note A is in the amount of $80,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note B is in the amount of $15,000,000 and bears interest at a fixed rate of 5.635% per annum. The borrower is required to make monthly interest only payments until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.
      Note C is in the amount of $2,500,000 and bears interest at a fixed rate of 7.0% per annum. The borrower is required to make monthly interest only payments until October 1, 2006. Thereafter, the borrower is required to make monthly principal and interest payments based on a 30-year amortization schedule until the due date of October 1, 2014. No pre-payments of principal are permitted until July 1, 2014.

Litigation
      Neither us nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of its properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other
      Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of our Manager, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

13.	Discontinued Operations — Property Held for Sale
      On March 15, 2005, we sold Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sales price of $24,000,000. Our net cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $6,143,000. At closing, we paid a commission to Realty in the amount of $780,000, or 3.25% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. For the years ended December 31, 2004, 2003, and from the period May 15, 2002 (date of inception) to December 31, 2002, discontinued operations included the net loss of one property, Bank of America Plaza West, that was sold in 2005 and was held for sale at December 31, 2004. The following table summarizes the income and expense components that comprise discontinued operations for the periods ended December 31, 2004, 2003, and 2002:

			For the period from
			May 15, 2002
	Years Ended December 31,		(Date of Inception)
			to December 31
	2004	2003	2002

Rental income	$2,350,000	$2,471,000	$670,000
Rental expenses	782,000	877,000	210,000
Depreciation and amortization	803,000	580,000	169,000

Income before other income and minority interests	765,000	1,014,000	291,000
Interest expense (including amortization of deferred financing costs)	(882,000)	(1,670,000)	(401,000)
Other income	2,000	5,000	1,000

Loss from discontinued operations — property held for sale, net	$(115,000)	$(651,000)	$(109,000)

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Bank of America Plaza West balance sheet information is as follows:

	December 31,

	2004	2003

Operating property, net of accumulated depreciation of $906,000 and $479,000, respectively	$13,620,000	$14,055,000
Total assets	16,350,000	16,965,000
Mortgage loans payable	9,124,000	9,394,000
Total liabilities	9,668,000	9,667,000
Total equity	6,682,000	7,298,000

14.	Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2004, 2003, and 2002 was as follows:

	Years Ended December 31,

	2004		2003		2002

Ordinary income	$732,000	30.0%	$137,000	7.7%	$132,000	100.0%
Return of Capital	$1,705,000	70.0%	$1,646,000	92.3%	—	—

	$2,437,000	100.0%	$1,783,000	100.0%	$132,000	100.0%

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Data (unaudited)
      Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information.

	Year Ended December 31, 2004

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$2,632,000	$2,491,000	$2,627,000	$2,258,000
Expenses	1,894,000	1,947,000	2,160,000	1,894,000

Income before other income, discontinued operations and minority interests	738,000	544,000	467,000	364,000
Interest expense (including amortization of deferred financing costs)	(374,000)	(455,000)	(401,000)	(417,000)
Other income	32,000	6,000	9,000	8,000
Equity in earnings (loss) of unconsolidated real estate	(211,000)	(139,000)	69,000	3,000

Income (loss) from continuing operations	185,000	(44,000)	144,000	(42,000)
Income (loss) from discontinued operations	(136,000)	(57,000)	27,000	51,000
Minority interests	205,000	49,000	80,000	(22,000)

Net income (loss)	$(156,000)	$(150,000)	$91,000	$31,000

Earnings (loss) per member unit — basic and diluted
Continuing operations	$(3.36)	$(15.60)	$10.74	$(3.36)

Discontinued operations	$(22.82)	$(9.56)	$4.53	$8.56

Total net income (loss) per member unit — basic and diluted	$(26.18)	$(25.16)	$15.27	$5.20

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Revenues	$2,261,000	$2,166,000	$477,000	$—
Expenses	1,627,000	1,837,000	510,000	15,000

Income (loss) before other income, discontinued operations and minority interests	634,000	329,000	(33,000)	(15,000)
Interest expense (including amortization of deferred financing costs)	(278,000)	(516,000)	(92,000)	—
Other (expense) income	(20,000)	35,000	33,000	9,000
Equity in earnings (loss) of unconsolidated real estate	(17,000)	97,000	64,000	(60,000)

Income (loss) from continuing operations	319,000	(55,000)	(28,000)	(66,000)
Loss from discontinued operations	(388,000)	(182,000)	(50,000)	(31,000)
Minority interests	126,000	(50,000)	(22,000)	—

Net loss	$(195,000)	$(187,000)	$(56,000)	$(97,000)

Earnings (loss) per member unit — basic and diluted
Continuing operations	$39.74	$(1.03)	$(1.24)	$(13.59)

Discontinued operations	$(79.89)	$(37.47)	$(10.29)	$(6.38)

Total net income (loss) per member unit — basic and diluted	$(40.15)	$(38.50)	$(11.53)	$(19.97)

16.	Subsequent Events

Dispositions
      On March 15, 2005, we sold Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sales price of $24,000,000. Our net cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a net gain of $6,143,000. At closing, we paid a commission to Realty in the amount of $780,000, or 3.25% of the purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Congress Center
      On February 8, 2005, the Board of Managers approved the listing for sale of the Congress Center property in Chicago, Illinois, of which we own a 12.3% interest.

Netpark
      On February 8, 2005, the Board of Managers approved the listing for sale of the Netpark property in Tampa, Florida, of which we own a 50.0% interest.

Notes Payable
      On January 11, 2005, the $210,000 Cunningham loan was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005. On March 16, 2005, the note was paid in full.

NNN 2002 VALUE FUND, LLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 16, 2005, the following Cunningham loans also were paid in full:

•	September 23, 2004 loan in the amount of $186,000;

•	November 23, 2004 loan in the amount of $31,000; and

•	December 13, 2004 loan in the amount of $55,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Owners
Congress Center
      We have audited the accompanying combined balance sheet of NNN Congress Center, LLC and Congress Center Property (collectively, the “Company”) as of December 31, 2004, and the related combined statement of operations, owners’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such 2004 combined financial statements present fairly, in all material respects, the financial position of NNN Congress Center, LLC and Congress Center Property, as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP
Los Angeles, California
April 25, 2005

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
COMBINED BALANCE SHEETS
December 31, 2004 and 2003 (Unaudited)

	December 31,

	2004	2003

		(Unaudited)
ASSETS
Real estate investments:
Operating property, net	$127,275,000	$128,613,000
Cash and cash equivalents	2,359,000	5,535,000
Tenant receivables	186,000	629,000
Accounts receivable from related parties	4,000	6,000
Restricted cash	1,347,000	—
Identified intangible assets, net	4,777,000	5,429,000
Other assets, net	4,922,000	4,279,000

Total assets	$140,870,000	$144,491,000

LIABILITIES, AND OWNERS’ EQUITY
Mortgages payable	$97,500,000	$96,989,000
Accounts payable and accrued liabilities	4,517,000	1,011,000
Security deposits and prepaid rent	219,000	42,000

Total liabilities	102,237,000	98,042,000
Commitments and contingencies (Note 9)
Total owners’ equity	38,634,000	46,449,000

Total liabilities and owners’ equity	$140,870,000	$144,491,000

The accompanying notes are an integral part of these combined financial statements.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
COMBINED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2004 and the Period from January 9, 2003
(Date of Inception) to December 31, 2003 (Unaudited)

		For the Period from
		January 9, 2003
		(date of inception)
	Year Ended	through
	December 31, 2004	December 31, 2003

		(Unaudited)
Revenues:
Rental income	$17,304,000	$14,261,000

Expenses:
Rental	8,995,000	5,424,000
General and administrative	83,000	165,000
Depreciation and amortization	4,474,000	4,427,000

	13,552,000	10,016,000

Operating income	3,752,000	4,245,000
Other income (expense):
Dividend income	22,000	—
Interest expense (including amortization of deferred financing costs)	(6,229,000)	(3,560,000)

Income (loss) before income taxes	(2,455,000)	685,000
Income taxes	10,000	—

Net income (loss)	$(2,465,000)	$685,000

The accompanying notes are an integral part of these combined financial statements.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
COMBINED STATEMENTS OF OWNERS’ EQUITY
For the Year Ended December 31, 2004 and the Period from January 9, 2003
(Date of Inception) through December 31, 2003 (Unaudited)

Total

BALANCE — January 9, 2003 (date of inception)	—
Capital contributions, net of offering costs	$47,770,000
Distributions	(2,006,000)
Net income	685,000

BALANCE — December 31, 2003 (Unaudited)	46,449,000
Capital contributions, net of offering costs	24,000
Distributions	(5,374,000)
Net loss	(2,465,000)

BALANCE — December 31, 2004	$38,634,000

The accompanying notes are an integral part of these combined financial statements.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
COMBINED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2004 and the Period from January 9, 2003
(Date of Inception) through December 31, 2003 (Unaudited)

		For the Period from
		January 9, 2003
		(Date of Inception)
	Year Ended	through
	December 31, 2004	December 31, 2003

		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income(loss)	$(2,465,000)	$685,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization including amortization of deferred financing costs and amortization of below market leases	4,927,000	2,050,000
Swap collar interest	(455,000)	455,000
Change in operating assets and liabilities:
Accounts receivable	443,000	(629,000)
Accounts receivable from related parties	2,000	(6,000)
Other assets	(55,000)	(574,000)
Accounts payable and accrued liabilities	3,961,000	556,000
Security deposits and prepaid rent	177,000	42,000

Net cash provided by operating activities	6,535,000	2,579,000

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of properties	—	(137,620,000)
Restricted cash	(1,347,000)	—
Capital expenditures	(2,945,000)	(879,000)

Net cash used in investing activities	(4,292,000)	(139,499,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributions from owners’	24,000	47,767,000
Borrowings under notes payable	97,500,000	96,989,000
Principal payments on notes payable	(96,989,000)	—
Payment of loan fees	(580,000)	(1,298,000)
Distributions	(5,374,000)	(2,003,000)

Net cash (used in) provided by financing activities	(5,419,000)	141,455,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,176,000)	5,535,000
CASH AND CASH EQUIVALENTS — beginning of period	5,535,000	—

CASH AND CASH EQUIVALENTS — end of period	$2,359,000	$5,535,000

The accompanying notes are an integral part of these combined financial statements.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
COMBINED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2004 and the Period from January 9, 2003
(Date of Inception) through December 31, 2003 (Unaudited)

		For the Period from
		January 9, 2003
		(Date of Inception)
	Year Ended	through
	December 31, 2004	December 31, 2003

		(Unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,088,000	$3,540,000
Income taxes	$10,000	—
NON CASH INVESTING ACTIVITIES:
Increase of intangible assets of acquisitions	—	$6,080,000
Increase of investment in operating properties	—	$131,540,000
The accompanying notes are an integral part of these combined financial statements.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS
For the Year Ended December 31, 2004 and the Period from January 9, 2003
(Date of Inception) through December 31, 2003 (Unaudited)

1.	Organization and Description of Business
      NNN Congress Center, LLC, was formed as a Delaware limited liability company on January 9, 2003 for the purpose of acquiring a tenant-in-common interest in the Congress Center property, an office building located in Chicago, Illinois, in accordance with the private placement memorandum for the sale of Congress Center dated October 15, 2002 on the Congress Center Memorandum.
      Congress Center, which was acquired on January 9, 2003, is a 16-story Class A office building with 525,000 square feet of gross leaseable area, or GLA. The use of the words “we”, “us” or “ours” refers to NNN Congress Center, LLC and the Congress Center property, or Congress Center.
      As of December 31, 2004, Congress Center is owned by the following interest holders as tenants in common:

Tenants in Common	Interest Held

G REIT Inc.	30.0%
NNN Congress Center, LLC	28.9%
Unaffiliated third parties (combined)	41.1%
      As of December 31, 2004, NNN Congress Center, LLC, which owns an aggregate 28.9% interest in the Congress Center property, is owned by the following members, with the proportionate membership interest and interest in the Congress Center property listed next to each:

		Interest in
	Membership Interest in	Congress Center
Members	NNN Congress Center, LLC	Property

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members (combined)	22.0%	6.3%
      We are externally managed by Triple Net Properties, LLC, or our Manager, pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which was solely owned through December 31, 2004, by Anthony W. Thompson, our Manager’s chief executive officer and chairman, (effective January 1, 2005, Mr. Thompson owns 88% of Realty), serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
      The total purchase price for Congress Center was $136,108,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the purchase price, of which 75% was passed through to our Manager pursuant to an agreement between Realty and our Manager, or the Realty-Triple Net Agreement.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our combined financial statements. Such financial statements and accompanying notes are the representations of Congress Center, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying combined financial statements.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Principles of Combination
      The accompanying combined financial statements include the accounts of NNN Congress Center, LLC and the Congress Center property. We are reporting combined financial statements due to the common management for the entities. All significant intercompany balances and transactions have been eliminated in combination.

Real Estate Investments

Operating Property
      The operating property is carried at the lower of historical cost less accumulated depreciation or estimated fair value. The cost of the operating property includes the cost of land and completed building and related improvements. Expenditures that increase the service life of property are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the building and improvements, ranging primarily from 15 to 39 years for the building and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on the operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the year ended December 31, 2004 and the period from January 9, 2003 (date of inception) through December 31, 2003.

Cash and Cash Equivalents
      Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash
      Restricted cash is comprised of impound reserves accounts for property taxes, insurance, and tenant improvements.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standard, or SFAS, No. 141, Business Combinations, we, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible in-place lease asset and below market lease values are included in intangible lease liability in the accompanying combined financial statements and are amortized to rental income over the weighted average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.
      These allocations are subject to change based on continuing valuation analysis, or other evidence, until the allocations are finalized or the stipulated time of one year from the date of acquisition.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. Management has determined that no allowance for uncollectible accounts is required at December 31, 2004 and 2003.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions which are insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At December 31, 2004 and 2003, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants, and security deposits are obtained.
      As of December 31, 2004, we have an investment in one property located in Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the State’s economy. Five tenants accounted for a total of 82.3% of our annual rental income.
      As of December 31, 2004, five of our tenants, individually, accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2004 Annual	2004 Annual		Lease
Tenant	Base Rent(*)	Base Rent	Square Footage	Expiration Date

GSA/ Social Security	$3,214,000	25.8%	76,000	04/25/2012
North American Co. Life and Health Insurance	2,220,000	17.8	101,000	02/28/2012
Akzo Nobel, Inc.	1,893,000	15.2	90,000	12/31/2013
GSA/ ATF	1,519,000	12.2	37,000	02/28/2013
GE Insurance Solutions	1,414,000	11.3	67,000	12/31/2012

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2003, four of our tenants, individually, accounted for 10% or more of our aggregate annual rental income (unaudited).

		Percentage of
	2003 Annual	2003 Annual		Lease
Tenant	Base Rent(*)	Base Rent	Square Footage	Expiration Date

GSA/ Social Security	$3,149,000	25.3%	76,000	04/25/2012
North American Co.
Life and Health
Insurance	1,834,000	14.7	101,000	02/28/2012
GSA/ ATF	1,487,000	11.9	37,000	04/15/2013
GE Insurance Solutions	1,347,000	10.8	67,000	12/31/2012

(*)	Annualized rental income based on contractual base rent set forth in leases in effect at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments
      The Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider that tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument. At December 31, 2004 and 2003, the fair value estimated of our debt approximates $111,157,000 and $112,639,000, respectively.
      Our combined balance sheets include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses and mortgages payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to and receivable from related parties is not determinable due to its related party nature.

Derivative financial instruments
      We are exposed to the effect of interest rate changes in the normal course of business. We mitigate these risks by following established risk management policies and procedures which include the periodic use of derivatives. Our primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on our future cash flows. We employ derivative instruments that are designated as cash flow hedges, including interest rate swaps and caps, to effectively convert a portion of our variable-rate debt to fixed-rate debt. We do not enter into derivative instruments for speculative purposes.
      Derivatives are recognized as either assets or liabilities in the balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
value are included as a component of interest expense in the statement of operations in the period of change.

Revenue Recognition
      In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred.

Identified Intangible Assets and Other Assets
      Other assets consist primarily of in place leases and tenant relationships, above market leases, and leasing commissions, deferred rent receivables, loan fees, prepaid expenses and deposits. Loan fees and other loan costs are amortized over the term of the respective loan using a method that approximate the effective interest method. Amortization of financing costs is included in interest expense.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our members on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying combined statements of operations except for amounts related to state franchise and income taxes.

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities as of December 31, 2004 and 2003, and the revenues and expenses for the year ended December 31, 2004 and for the period from January 9, 2003 (date of inception) to December 31, 2003. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements
      In December 2003, FASB revised FIN 46, Consolidation of Variable Interest Entities, issued in January 2003, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (FIN 46R). FIN 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN 46R apply immediately to variable interest entities created after December 31, 2003. The consolidation requirements will apply to entities established prior to December 31, 2003, in the first fiscal year or in the interim period beginning after December 15, 2004. We do not believe the adoption of such interpretation will have a material impact on our results of operations or financial condition.

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

3.	Real Estate Investments
      Our operating property, Congress Center located in Chicago, Illinois, consists of the following at December 31, 2004 and 2003:

	December 31,

	2004	2003

		(Unaudited)
Buildings and tenant improvements	$127,674,000	$124,729,000
Land	7,690,000	7,690,000

	135,364,000	132,419,000
Less: accumulated depreciation	8,089,000	3,806,000

	$127,275,000	$128,613,000

      Depreciation expense on the buildings and tenant improvements was $4,283,000 and $3,806,000 (unaudited) for the year ended December 31, 2004 and the period from January 9, 2003 (date of inception) through December 31, 2003.

4.	Identified Intangible Assets
      Identified intangible assets consisted of the following:

	December 31,

	2004	2003

		(Unaudited)
Acquired in-place leases, above market leases and tenant relationships, net of accumulated amortization of $1,303,000 and $652,000 (unaudited) at December 31, 2004 and 2003, respectively (with a weighted average life of 62 and 117 months for in place leases and tenant relationships, respectively)	$4,777,000	$5,429,000

      Amortization expense recorded on the identified intangible assets, was $651,000 and $652,000 (unaudited) for the year ended December 31, 2004 and the period from January 9, 2003 (date of inception) through December 31, 2003, respectively.
      Estimated amortization expense of in-place leases and tenant relationships as of December 31, 2004 for each of the five succeeding fiscal years is as follows:

Year	Amount

2005	$652,000
2006	$652,000
2007	$652,000
2008	$652,000
2009	$650,000

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

5.	Other Assets
      Other assets consist of the following at December 31:

	2004	2003

		(Unaudited)
Deferred rent receivable	$4,032,000	$2,851,000
Lease commissions, net of accumulated amortization of $50,000 and $14,000 (unaudited) at December 31, 2004 and 2003, respectively	328,000	361,000
Deferred financing costs, net of accumulated amortization of $1,316,000 and 429,000 (unaudited) at December 31, 2004 and 2003, respectively	562,000	869,000
Prepaid expenses	—	198,000

Total other assets	$4,922,000	$4,279,000

6.	Notes Payable
      Notes payable consisted of the following at December 31:

	December 31,

	2004	2003

		(Unaudited)
Note payable to a mortgage company, secured by a deed of trust, interest at a fixed interest rate of 5.635% per annum. Interest only payments are payable monthly, with the principal due on October 1, 2014	$80,000,000	—
Note payable to a mortgage company, secured by a second deed of trust, interest at a fixed interest rate of 5.635% per annum. Interest only payments are payable monthly, with the principal due on October 1, 2014	15,000,000	—
Note payable to a mortgage company, secured by a third deed of trust, interest at a fixed interest rate of 7.0% per annum. Interest only payments are payable monthly until October 1, 2006 at which time principal and interest is due monthly on a 30-year amortization	2,500,000	—
Note payable to a mortgage company, secured by a deed of trust, interest at the 30-day LIBOR rate plus 175 basis points. Interest only payments are payable monthly, the note was repaid in 2004	—	$81,989,000
Mezzanine note payable to a mortgage company, interest at the 30-day LIBOR plus 675 basis points. Interest only payments are payable monthly, the note was repaid in 2004	—	15,000,000

	$97,500,000	$96,989,000

      At the time of acquisition, we obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points subject to a collar agreement with a floor rate of 1.62% per annum and a cap rate of 6.0% per annum, the rate at December 31, 2003 was 2.89% per annum. We also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points subject to a collar agreement with a floor rate of 1.62% per annum and a cap rate of 6.0% per annum, the rate at December 31, 2003 was 3.12% per annum. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change. We recorded $455,000 as an increase to interest expense for the year ended December 31, 2004

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
and $455,000 as a decrease to interest expense in the period from January 9, 2003 to December 31, 2003. Both the mortgage and mezzanine loans were refinanced on September 3, 2004. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 along with $253,000 in prepayment penalties related to the early termination of the loan.
      The principal payments due on notes payable for each of the next five years ending December 31, 2004 and thereafter are summarized as follows:

Year	Amount

2005	—
2006	$6,000
2007	$23,000
2008	$25,000
2009	$27,000
Thereafter	$97,419,000
      At December 31, 2004 and 2003, the fair estimated value of our debt approximates $111,157,000 and $112,639,000, respectively.

7.	Future Minimum Rent

Rental Income
      We have operating leases with tenants that expire at various dates through 2017 and are either subject to scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases grant tenants renewal options. Leases also provide for additional rents based on certain operating expenses. Future minimum rent contractually due under operating leases, excluding tenant reimbursements of certain costs, as of December 31, 2004, are summarized as follows:

Year Ending	Amount

2005	$12,459,000
2006	12,459,000
2007	12,459,000
2008	12,459,000
2009	12,459,000
Thereafter	37,324,000

Total	$99,664,000

      A certain amount of our rental income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the year ended December 31, 2004, and the period from January 9, 2003 (date of inception) through December 31, 2003, the amount of contingent rent earned by us was not significant.

8.	Related Party Transactions

Offering expenses
      For the year ended December 31, 2004 and the period from January 9, 2003 (date of inception) to December 31, 2003, offering expenses, in accordance with the Congress Center Memorandum dated October 15, 2002, paid by NNN Congress Center, LLC include $0, and $2,404,000, respectively, paid to

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
the NNN Capital Corp., the dealer manager of the offering, which was solely owned by Anthony Thompson, our Manager’s chairman and chief executive officer during the period of the offering, representing primarily selling commissions, investor marketing and due diligence costs. Certain of these amounts were reallowed to participating broker dealers. In addition, we paid $0, and $494,000, respectively, in reimbursements to our Manager for legal, accounting and other expenses of the offering.

Property management fees
      We pay Realty property management fees equal to 6% of the gross income of the property. We paid Realty $1,000,000 and $796,000 (unaudited) for services provided during the year ended December 31, 2004 and the period from January 9, 2003 (date of inception) through December 31, 2003, respectively, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Real estate commissions
      Realty earns sales commissions from acquisitions and dispositions of our property. For the year ended December 31, 2004 and the period from January 9, 2003 (date of inception) through December 31, 2003, no sales commissions were paid to Realty. For the year ended December 31, 2004, and the period from January 9, 2003 (date of inception) through December 31, 2003, unaffiliated sellers paid sales commissions to Realty of $0 and $2,000,000 (unaudited), respectively, related to property purchased, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Accounts receivable from related parties
      At December 31, 2004 and the period from January 9, 2003 (date of inception) through December 31, 2003, our Manager owed us $4,000 and $6,000 (unaudited) for amounts due under an indemnification agreement.

Debt due to related parties
      We may obtain secured or unsecured debt financing through one or more third parties, including Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony Thompson, and 2004 Notes Program LLC, or 2004 Notes Program, a subsidiary of our Manager.
2004 Notes Program
      The 2004 Notes Program has made loans to Congress Center, LLC. Terms of the 2004 Notes Program provide for interest payments at 11.0% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20.0% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. On January 9, 2003, NNN Congress Center, LLC borrowed $6,660,000 from the 2004 Notes Program; the notes were paid off between January 16, 2003 and April 3, 2003. As of December 31, 2004, loans from the 2004 Notes Program to Congress Center, which has been repaid, may result in additional amounts due to the 2004 Notes Program upon the sale of the property, depending on profits, if any, upon sale.

9.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities

NNN CONGRESS CENTER, LLC and CONGRESS CENTER PROPERTY
NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)
Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation.

Litigation
      To the best of our knowledge there are no material pending legal proceedings, other than routine litigation incidental to the business, to which we are a party or of which any of our properties are subject.

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our properties that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other
      Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse effect on the Company’s financial position and/or results of operations.

10.	Subsequent Events
      On February 8, 2005, our Manager’s Board of Managers approved the listing of the Congress Center property for sale.

NNN 2002 Value Fund, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2004
Allowance for Doubtful Accounts

		Additions
				Deductions
	Balance at	Charged to	Charged to	(Write-off of	Balance at
	the Beginning	Costs and	Other	uncollectible	End of
	of the Period	Expenses	Accounts	account)	the Period

Year Ended December 31, 2004 — Allowance for doubtful accounts	$126,000	$100,000	$—	$96,000	$130,000
Year Ended December 31, 2003 — Allowance for doubtful accounts	$7,000	$119,000	$—	$—	$126,000

NNN 2002 Value Fund, LLC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2004

	Initial Costs to Company				Gross Amount at Which Carried at Close of Period

Maximum Life
on Which
				Costs							Depreciation
				Capitalized							in Latest
			Buildings	Subsequent		Buildings					Income
			and	to		and		Accumulated	Date	Date	Statement is
Properties	Encumbrance	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Constructed	Acquired	Computed

Netpark	$31,500,000	$9,897,000	$33,145,000	$146,000	$9,897,000	$35,459,000	$45,356,000	$(2,594,000)	1976, 2000	2003	39

      (a) The changes in wholly-owned real estate for the year ended December 31, 2004 are as follows:

2004

Balance at beginning of year	$43,188,000
Acquisitions	2,168,000
Dispositions	—

Balance at end of year	$45,356,000

      (b) The changes in accumulated depreciation for the year ended December 31, 2004 are as follows:

2004

Balance at beginning of year	$827,000
Additions	1,767,000
Disposals	—

Balance at end of year	$2,594,000

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC

By:	Triple Net Properties, LLC, its Manager

By:	/s/ Anthony W. Thompson

Anthony W. Thompson
Chief Executive Officer
Date: April 27, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chief Executive Officer, Triple Net Properties, LLC	April 27, 2005

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer, Triple Net Properties, LLC	April 27, 2005

/s/ Daniel R. Baker Daniel R. Baker	Member, Board of Managers, Triple Net Properties, LLC	April 27, 2005

/s/ Jack R. Maurer Jack R. Maurer	Member, Board of Managers, Triple Net Properties, LLC	April 27, 2005

/s/ Louis J. Rogers Louis J. Rogers	Member, Board of Managers, Triple Net Properties, LLC	April 27, 2005

/s/ Talle A. Voorhies Talle A. Voorhies	Member, Board of Managers, Triple Net Properties, LLC	April 27, 2005

/s/ Kelly J. Caskey Kelly J. Caskey	Chief Accounting Officer-REITs	April 27, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002.
10	.1(3)	Operating Agreement of NNN 2002 Value Fund, LLC, by an between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member.
10	.2(3)	Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc.
10	.3(3)	Promissory Note A by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company.
10	.4(3)	Promissory Note B by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company.
10	.5(3)	Loan Agreement by and among Principal Commercial Funding, LLC, Principal Life Insurance Company, NNN Congress Center, LLC and other tenant-in-common borrowers thereunder.
10	.6(3)	Senior Loan Agreement among Fleet National Bank, Fleet Securities, LLC, NNN Netpark 25, LLC and other tenant-in-common borrowers thereunder.
10	.7(3)	Form of Tenants in Common Agreement among the Tenants in Common of Congress Center.
10	.8(3)	Form of Tenants in Common Agreement among the Tenants in Common of Netpark.
10	.9(4)	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated January 7, 2005 by and between NNN BOA West, LLC and First States Group, L.P.
10	.10(5)	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated February 24, 2005 by and between NNN BOA West, LLC and First States Group, L.P.
21	.1(3)	Subsidiaries of the registrant.
31	.1(1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(1)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Incorporated by reference from the Registrant’s Form 10, as filed with the Securities and Exchange Commission on December 30, 2004.

(3)	Incorporated by reference from the Registrant’s Amendment No. 1 to its Form 10, as filed with the Securities and Exchange Commission on February 28, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2005.