Form 10-Q
period 2005-03-31
NNN 2002 VALUE FUND LLC
filed 2005-05-23
CIK 1178132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51087

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(714) 667-8252 (Registrant’s telephone number, including area code)
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 23, 2005, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Corporation)

PART I — FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

Item 1.	Financial Statements
      The accompanying March 31, 2005 and 2004 interim financial statements of NNN 2002 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Real estate investments:
Properties held for sale, net	$42,569,000	$56,382,000
Investments in unconsolidated real estate	4,855,000	4,954,000

	47,424,000	61,336,000
Cash and cash equivalents	15,121,000	1,067,000
Restricted cash	—	248,000
Accounts receivable from related parties	94,000	30,000
Other assets — property held for sale, net	8,012,000	10,554,000

Total assets	$70,651,000	$73,235,000

LIABILITIES, MINORITY INTERESTS AND MEMBERS’ EQUITY
Mortgages payable secured by property held for sale	$33,255,000	$42,172,000
Accounts payable and accrued liabilities	4,000	37,000
Accounts payable due to related parties	19,000	17,000
Distributions payable	211,000	212,000
Notes payable to related parties	—	482,000
Liabilities — property held for sale, net	4,624,000	4,516,000

	38,113,000	47,436,000
Minority interests — property held for sale	6,645,000	6,468,000
Commitments and contingencies (Note 7)
Members’ equity	25,893,000	19,331,000

Total liabilities and members’ equity	$70,651,000	$73,235,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
Expenses:
General and administrative	$(23,000)	$—

	(23,000)	—
Income before other income (expense) and discontinued operations	23,000	—
Other income (expense):
Interest expense	(3,000)	—
Equity in earnings of unconsolidated real estate	65,000	3,000

Income from continuing operations	85,000	3,000
Discontinued operations:
Gain on sale on real estate	6,674,000	—
Income from discontinued operations	439,000	28,000

Net income	$7,198,000	$31,000

Net income per member unit:
Continuing operations — basic and diluted	$14.26	$0.50
Discontinued operations — basic and diluted	$1,193.46	$4.70

Total net income per member unit — basic and diluted	$1,207.72	$5.20

Weighted average number of member units outstanding — basic and diluted	5,960	5,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Three Months Ended March 31, 2005

Total

(Unaudited)
BALANCE — December 31, 2004	$19,331,000
Distributions	(636,000)
Net income	7,198,000

BALANCE — March 31, 2005	$25,893,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,198,000	$31,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investment	(6,674,000)	—
Depreciation and amortization — continuing and discontinued operations	496,000	806,000
Swap collar interest	(169,000)	(20,000)
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	99,000	117,000
Minority interests	421,000	(22,000)
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(64,000)	(216,000)
Other assets	(317,000)	(116,000)
Accounts payable and accrued liabilities	293,000	(9,000)

Net cash provided by operating activities	1,283,000	571,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating properties	22,802,000	—
Capital expenditures	—	(664,000)
Restricted cash	248,000	(109,000)

Net cash provided by (used in) investing activities	23,050,000	(773,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgages payable	208,000	575,000
Principal repayments on mortgages payable and notes payable to related party	(9,607,000)	(65,000)
Minority interests distributions	(244,000)	(237,000)
Distributions	(636,000)	(595,000)

Net cash used in financing activities	(10,279,000)	(322,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,054,000	(524,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000	1,579,000

CASH AND CASH EQUIVALENTS — end of period	$15,121,000	$1,055,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$514,000	$457,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business
      NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. The use of the words “we”, “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with the Private Placement Memorandum dated May 15, 2002, as amended, or the Private Placement Memorandum. We expected to own and operate interests in the properties for approximately three to five years.
      As of March 31, 2005, we owned one consolidated office property and an interest in one unconsolidated office property, accounted for under the equity method of accounting for investments.
      Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 88% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

Plan of Liquidation
      In order to maximize member value, our Manager’s Board of Managers, or the Board of Managers, approved the preparation of a plan of liquidation and dissolution and the preparation of a proxy to solicit required approval of the plan of liquidation by our members. If the Board of Managers determines that the plan of liquidation is in the best interests of us and our members, it will approve the plan and the filing with the SEC of the proxy statement. The Board of Managers believes that the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely that liquidation would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company.

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

Basis of Presentation
      The accompanying consolidated financial statements include our accounts, our wholly-owned subsidiaries and any majority-owned subsidiaries where we have financial and operating control and variable interest entities, or VIEs, in which we have determined we are the primary beneficiary are included in the condensed consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures and companies is included in consolidated net income. All references to us include our subsidiaries.
      On March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party. On February 8, 2005, the Board of Managers approved the listing for sale of Netpark. We revised

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
presentations to reflect the reclassification of Bank of America Plaza West and Netpark as discontinued operations pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”.
      SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. We have reclassified amounts related to Bank of America Plaza West and Netpark in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Bank of America Plaza West and Netpark have been excluded from our results from continuing operations for all periods presented herein. The financial results for Bank of America Plaza West and Netpark are presented in our condensed consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Property held for sale, net”, “Other assets — property held for sale, net” and “Mortgages payable secured by property held for sale” and “Liabilities — property held for sale, net.”

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2004 Annual Report on Form 10-K, as filed with the SEC.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $130,000 at March 31, 2005 and December 31, 2004, respectively, to reduce receivables to our estimate of the amount recoverable.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation
      In accordance with SFAS No. 141, Business Combinations, we, with the assistance of independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values that are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
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

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the periods ended March 31, 2005 and 2004.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Revenue Recognition
      In accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At March 31, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005, four of our tenants at our one remaining consolidated property accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2005 Annual	2005 Annual		Square Footage	Lease
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Expiration Date

Merck Medco	$1,566,000	18.8%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	17.9%	Netpark	100,000	11/30/06
Alltel Communications, Inc.	$1,048,000	12.6%	Netpark	73,000	11/30/05
Marriott Vacation Club Int’l	$907,000	10.9%	Netpark	66,000	11/30/08

*	Annualized rental income based on contractual base rent from leases in effect at March 31, 2005.
      As of March 31, 2004, four of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2004 Annual	2004 Annual		Square Footage	Lease
Tenant	Base Rent*	Base Rent	Property	(Approximately)	Expiration Date

Merck Medco	$1,520,000	15.7%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	15.4%	Netpark	100,000	11/30/06
Bank of America	$1,175,000	12.1%	B of A West	40,000	10/31/20
Alltel Communications	$1,022,000	10.5%	Netpark	73,000	11/30/05

*	Annualized rental income based on contractual base rent from leases in effect at March 31, 2004.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our members on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Per Unit Data
      We report earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per unit attributable for all periods presented is computed by dividing the net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of March 31, 2005 and December 31, 2004.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income per unit is calculated as follows:

	Three Months Ended
	March 31,

	2005	2004

Income from continuing operations	$85,000	$3,000
Income from discontinued operations	7,113,000	28,000

Net income	$7,198,000	$31,000

Net income per member unit:
Continuing operations	$14.26	$0.50
Discontinued operations	$1,193.46	$4.70

Total net income per member unit — basic and diluted	$1,207.72	$5.20

Weighted average number of member units outstanding — basic and diluted	5,960	5,960

Use of Estimates
      The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

Segments
      We internally evaluate all of our properties as one industry segment and accordingly do not report segment information.

Minority Interests
      Minority interests relate to the interests in the consolidated property that is not owned by us.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

3.	Real Estate Investments

2005 Dispositions
      On March 15, 2005, we sold Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sale price of $24,000,000. Our cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.25% of the sale price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate at March 31, 2005 and December 31, 2004, consisted of our membership interest in a limited liability company in Congress Center:

	Percentage
Property	Owned

		Company’s Investment

		March 31,	December 31,
		2005	2004

Congress Center, Chicago, IL	12.3%	$4,855,000	$4,954,000
      On February 8, 2005, the Board of Managers approved the listing for sale of Congress Center.
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	March 31, 2005	December 31, 2004

Assets (primarily real estate)	$140,680,000	$140,870,000

Mortgage loans payable	97,500,000	97,500,000
Other liabilities	4,897,000	4,736,000
Equity	38,283,000	38,634,000

Total liabilities and equity	$140,680,000	$140,870,000

Our share of equity	$4,855,000	$4,954,000

	Three Months Ended
	March 31,

	2005	2004

Revenues	$4,681,000	$4,323,000
Rental and other expenses	4,154,000	4,299,000

Net income (loss)	$527,000	$24,000

Our equity in earnings (loss)	$65,000	$3,000

4.	Mortgage Loans Payable — Held for Sale
      We have mortgage loans of $33,255,000 and $42,172,000 as of March 31, 2005 and December 31, 2004, respectively consisting of mortgages of $31,500,000 and $40,624,000 and a secured line of credit at Netpark of $1,755,000 and $1,547,000 at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 we have an outstanding variable mortgage loan with an effective interest rate of 5.75%, and a secured line of credit, at Netpark, with an effective variable interest rate of 5.85%. As of December 31, 2004, we have two outstanding mortgage loans, fixed and variable, with effective interest rates of 5.66% and 5.41%, respectively. The loans mature at various dates through June 2011.
      In connection with the sale of Bank of America Plaza West on March 15, 2005, the property repaid a mortgage note payable secured by the property.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of March 31, 2005, we were in compliance with all such requirements.
      Derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change.
      The following table lists the derivative financial instrument held by us as of March 31, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$33,500,000	$360,000	Swap	2.3%	6/6/2006

5.	Members’ Equity
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
      There are three classes of units with different rights with respect to distributions. As of March 31, 2005 and December 31, 2004, 2,000 Class A units were issued, with aggregate gross proceeds of $10,000,000. As of March 31, 2005 and December 31, 2004, 2,000 and 1,960 Class B units and Class C units were issued with aggregate gross proceeds of $10,000,000 and $10,000,000, respectively. No additional units were issued during the three months ended March 31, 2005. The rights and obligations of all members are governed by the Operating Agreement.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all members pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10%, 9% and 8% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8% return on their Class C units, and Class B unit holders do not receive more than a 9% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all members on a per outstanding unit basis and further distributed to the members and the Manager based on predetermined ratios providing the Manager with a share of 15%, 20% and 25% of the distributions available to Class A units, Class B units and Class C units, respectively of such excess Cash from Operations.
      Cash from Capital Transactions, as defined in the Operating Agreement, is first used to satisfy our debt and liability obligations; second, pro rata to all members in accordance with their membership interests until all capital contributions are reduced to zero; third, in accordance with the distributions as outlined above in the Cash from Operations.
      During the three months ended March 31, 2005 and 2004, distributions of $636,000 and $595,000, were declared, respectively. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future.

6.	Related Party Transactions

Real Estate Disposition Fee
      We paid Realty $780,000 and $0 for real estate disposition fees in connection with our real estate dispositions during the three months ended March 31, 2005 and 2004, respectively, of which 75% were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property Management Fees
      We pay Realty a property management fee equal to 6% of the gross revenues, as defined, from the properties. For the three months ended March 31, 2005 and 2004, we incurred and paid management fees to Realty of $218,000 and $150,000, respectively, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease commissions
      We pay Realty a leasing commission for its services in leasing any of our properties equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewals. For the three months ended March 31, 2005 and 2004, we paid lease commissions to Realty of $4,000, and $114,000, respectively. 100% of leasing fees were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Notes Payable
      As of December 31, 2004, we borrowed $482,000 under various non-recourse notes from Cunningham Lending Group, LLC, which is solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. The notes were unsecured and require interest only payments at a rate of 10% per annum with the principal and any accrued interest due at various dates in 2005. As of December 31, 2004, all accrued interest had been paid. These notes were paid in full on March 16, 2005.

NNN 2004 Notes Program, LLC
      The 2004 Notes Program, which is an affiliate of our Manager, made a loan to the Congress Center property in 2003. As of March 31, 2005 and December 31, 2004, all principal and interest due on such loan had been repaid and we have no outstanding loans from the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11%. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. The loan from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

7.	Commitments and Contingencies

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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Litigation
      Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

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

Other
      Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our consolidated financial position and results of operations.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 at March 31, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $11,973,000 at March 31, 2005 and December 31, 2004, respectively.

8.	Discontinued Operations — Properties Held for Sale
      Properties held for sale totaled $42,569,000 and $56,382,000 at March 31, 2005 and December 31, 2004, respectively. Properties held for sale included; Netpark in Tampa, Florida (approved for listing by the board of directors on February 8, 2005), and Bank of America Plaza West in Las Vegas, Nevada (which was sold on March 15, 2005).
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the consolidated statement of operations as discontinued

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations for all periods presented. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March 31, 2005:

	Three Months Ended
	March 31,

	2005	2004

Rental income	$2,991,000	$2,869,000
Rental expenses	1,293,000	1,287,000
Depreciation and amortization	381,000	945,000

Income before other income and minority interest	1,317,000	637,000
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(505,000)	(640,000)
Other income	48,000	9,000
Minority interests	(421,000)	22,000

Income from discontinued operations — property held for sale, net	$439,000	$28,000

      A summary of the properties held for sale balance sheet information is as follows:

	March 31,	December 31,
	2004	2003

Operating properties, net of accumulated depreciation of $2,808,000 and $3,501,000, respectively	$42,569,000	$56,382,000
Identified intangible assets	6,968,000	9,073,000
Total assets	54,398,000	67,703,000
Mortgage loans payable	33,255,000	42,172,000
Identified intangible liabilities	3,000,000	3,126,000
Minority liability	6,645,000	6,468,000
Total liabilities	37,880,000	46,879,000
Total equity	16,518,000	20,824,000

9.	Subsequent Events
      On April 27, 2005, the Board of Managers of our Manager approved a special distribution of approximately $12,000,000 to members of NNN 2002 Value Fund, LLC. The proceeds from the sale of the Bank of America Plaza West property on March 15, 2005 will be used to fund the distribution. We anticipate that the distribution will be paid during May 2005.
      Following payment of the monthly April 2005 distribution, we will no longer pay regular monthly distributions in anticipation of final approval and filing of the proxy statement to solicit the required approval of our members to sell our assets and liquidate our company. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with a plan of liquidation in the event the members approve such plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of March 31, 2005 and December 31, 2004, together with our results of operations and cash flows for the three month periods ended March 31, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes (including changes to laws governing the taxation of REITs); availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas; and generally accepted accounting principles, and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or SEC.
Overview and Background
      We are a Virginia limited liability company formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our members’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our members from cash generated from operations in an amount estimated to equal an 8% annual return of our members’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders may vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales.
      Triple Net Properties, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 88% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
Plan of Liquidation
      On December 27, 2004, our Manager’s Board of Managers, or the Board of Managers, approved the preparation of a plan of liquidation and dissolution and preparation of a proxy statement to solicit the required approval by our members of the plan of liquidation. If the Board of Managers determines that the plan of liquidation is in our and our members’ best interests, it will approve the plan and the proxy and authorize the filing of the proxy with the SEC. The Board of Managers believes that the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely that liquidation would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company.
Business Strategy
      Our primary business strategy is to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets, purchase price allocation, deferred assets and qualification as a REIT. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 8, 2005, we listed Netpark for sale and on March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party. As a result of such sale, we reclassified amounts related to Netpark and Bank of America Plaza West in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Netpark and Bank of America Plaza West have been excluded from our results from continuing operations for all periods presented herein. The financial results for Netpark and Bank of America Plaza West are presented in our condensed consolidated statements of operations in a single line item entitled “Income from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Property held for sale, net,” “Other assets — property held for sale, net,” “Mortgages payable secured by property held for sale,” “Liabilities — property held for sale, net” And “Minority interests — property held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      Base rental income is recognized on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. We determine the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions.

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
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.
      We have not recorded any impairment losses for the three months ended March 31, 2005 and 2004.

Purchase Price Allocation
      In accordance with Statement of Financial Accounting Standard, or SFAS No. 141, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) is based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its remaining term, and (ii) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in the intangible assets and below market lease values are included in intangible liabilities in the accompanying condensed consolidated financial statements and are amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by us in allocating these values include the nature and extent of the credit quality and expectations of lease renewals, among other factors.

2005 Dispositions
      On March 15, 2005, we sold Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sale price of $24,000,000. Our cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.25% of the sale price, and sales commissions to unaffiliated brokers of $420,000, or 1.75% of the sale price, of which 75% was passed through to our Manager pursuant an agreement between our Manager and Realty or, to the Realty-Triple Net Agreement.
Results of Operations
      Due to the listing for sale and sales of our portfolio of properties, our results of operations are limited.

Comparison of the Three Months Ended March 31, 2005 and 2004

	Three Months Ended
	March 31,

	2005	2004	Change	Percent Change

Expenses:
General and administrative	$(23,000)	$—	$(23,000)	$—

	(23,000)	—	(23,000)	—

Income before other income (expense) and discontinued operations	23,000		23,000	—
Other income (expense):
Interest expense	(3,000)	—	(3,000)	—
Equity in earnings of unconsolidated real estate	65,000	3,000	62,000	2066.67%

Income from continuing operations	85,000	3,000	82,000	2733.33%
Discontinued operations:
Gain on sale of real estate	6,674,000	—	6,674,000	—
Income from discontinued operations	439,000	28,000	411,000	1467.86%

Net income	$7,198,000	$31,000	$7,167,000	23119.35%

      General and administrative expenses include the expenses associated the operation of the company; however, the expenses do not include any costs of regulatory filings, as our Manager bears all costs of such expenses. General and administrative expenses decreased $23,000 to a reduction in expense of $23,000 during the three months ended March 31, 2005 compared to the same period of the prior year. The decrease was a result of the reversal of a legal invoice that was accrued in 2004 and subsequent to the year ending December 31, 2004, was determined that amount was not owed by us.
      Interest expense increased $3,000 to $3,000 during the three months ended March 31, 2005 when compared to the same period of the prior year. The increase is attributable to the interest expense paid on our Cunningham loans.
      Equity in earnings of unconsolidated real estate increased by $62,000, or 2,066.7%, to $65,000 for the three months ended March 31, 2005, compared with the same period of the prior year. The increase was primarily due to the reduction of depreciation and amortization at the Congress Center property due to the listing for sale of the property, and accordingly, the cessation of depreciation of the property.
      Gain on sale of operating property was due to the gain on sale of the Bank of America Plaza West building on March 15, 2005.

      Income from discontinued operations was $439,000 for the three months ended March 31, 2005 compared to $28,000 for the same period of the prior year and is comprised of the net operating results of Bank of America Plaza West of $18,000 and Netpark of $421,000. On March 15, 2005, Bank of America Plaza West was sold and on February 8, 2005 Netpark was listed for sale. The increase in results over the prior period was primarily due to the reduction in depreciation and amortization due to classification of the assets as held for sale, and accordingly, the cessation of depreciation of the property.
      As a result of the above items, net income for the three months ended March 31, 2005 was $7,198,000, or $1,207.72 per basic and dilutive share compared with net income of $31,000, or $5.20 per basic and dilutive share for the three months ended March 31, 2004.
Liquidity and Capital Resources

Cash Flows

Three Months Ended March 31, 2005 and 2004
      Cash flows provided by operating activities increased by $712,000 for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The increase was primarily due to increased net income, increases in accounts payable and accrued liabilities and minority interest expense offset by the gain on sale of real estate investments, decreases in depreciation and amortization relating to the assets held for sale and decreases in other assets.
      Cash flows provided by investing activities were $23,050,000 for the three months ended March 31, 2005. The source of cash was from the sale of Bank of America Plaza West on March 15, 2005.
      Cash flows used in financing activities were $10,279,000 for the three months ended March 31, 2005. The decrease of $9,957,000 during 2005 compared to 2004 was primarily due to the pay off of the mortgage loan in conjunction with the sale of Bank of America Plaza West on March 15, 2005. In addition, net cash distributions paid in 2005 were $636,000 compared to $595,000 in 2004.
      As a result of the above, cash and cash equivalents increased $14,054,000 for the three months ended March 31, 2005 to $15,121,000.

Capital Resources
      Our primary sources of capital are our real estate operations, ability to leverage the increased market value in the real estate assets we own, proceeds from the sale of properties in our portfolio and our ability to obtain debt financing from third parties including, without limitation, Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson, the chairman and chief executive officer of our Manager, and NNN 2004 Notes Program, LLC, or 2004 Notes Program, an affiliate of our Manager. As of March 31, 2005, we had additional equity to borrow from the existing properties. We derive substantially all of our revenues from tenants under leases at the properties. Our operating cash flow therefore depends materially on the rents that we are able to charge our tenants and the ability of these tenants to make their rental payments.
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
      Subject to the Board of Managers’ and our members’ approval of the plan of liquidation, which has not yet been submitted for approval or been approved, we believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve months. However, we may be unable to fund future cash distributions. The source for the payment of the distributions is expected be funds from operating activities, as well as short-term and long-term debt and proceeds from the sale of one or more of our properties. We estimate we will require up to $4,600,000 for the remainder of 2005, without limitation, for capital expenditures, budgeted capital improvements, tenant improvements and leasing costs. We intend to incur debt to provide funds for these expenditures. We will not invest in any additional properties unless we dispose of one or more of our existing properties.
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
Other Liquidity Needs
      The distribution rate has been the same among Class A unit holders, Class B unit holders and Class C members. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured or unsecured debt financing through one or more third parties, including Cunningham. We have additional equity to borrow from our consolidated properties that could be used for such purposes. We may also pay distributions from cash from capital transactions, including without limitation, the sale of one or more of our properties. We have been able to maintain our target distribution rate for all periods presented.
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
      Distributions payable to members will include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a member’s tax capital account. Distributions in excess of tax capital are non-taxable to the extent of tax basis. Distributions in excess of tax basis will constitute capital gain.
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

Financing
      Mortgages payable, including mortgages payable secured by property held for sale, were $33,255,000 and $42,172,000 at March 31, 2005 and December 31, 2004. Mortgages payable as a percentage of total capitalization decreased to 50.5% at March 31, 2005 from 68.6% at December 31, 2004. This decrease was due to the reduction in mortgages payable as a result of the disposition of Bank of America Plaza West and the subsequent pay-off of the related mortgage on March 16, 2005.
      At March 31, 2005, 100.0% of our total debt required interest payments based on variable rates. The interest payments on 100.0% of our debt are hedged through the employment of interest-rate swap and cap agreements at March 31, 2005. We cannot provide assurance that we will be able to replace the interest-rate swap and cap agreements as they expire and, therefore, our results of operations could be exposed to rising interest rates in the future.

      The following table lists the derivative financial instruments held by us as of March 31, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$31,500,000	$360,000	Swap	2.3%	06/06/06

2004 Notes Program
      The 2004 Notes Program made loans to us and to the Congress Center property. As of March 31, 2005 and December 31, 2004, all principal and interest due on such loans has been repaid and we have no outstanding loans from the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11%. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. The loans from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 at March 31, 2005 and December 31, 2004, respectively. Our share of unconsolidated debt was $11,973,000 at March 31, 2005 and December 31, 2004, respectively.

Insurance

Property Damage, Business Interruption, Earthquake and Terrorism
      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of our properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$200 million annual aggregate loss limit, subject to a $10,000 per occurrence deductible
Earthquake (all states)	$10 million annual aggregate loss sublimit subject to a 5% ($100,000 minimum) per occurrence deductible
Earthquake (California properties only)	$90 million in excess of $10 million annual aggregate loss limit
Flood — named storm	$10 million annual aggregate loss sublimit subject to a 5% ($100,000 minimum) per occurrence deductible
Flood — 100 year flood zone	$10 million annual aggregate loss sublimit subject to a 5% ($1,000,000 minimum) per occurrence deductible
Flood — all other	$10 million annual aggregate loss sublimit subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible
Acts of terrorism	$100 million aggregate loss limit subject to a $10,000 per occurrence deductible
General liability	$2 million annual aggregate limit of liability and a $1 million each occurrence limit of liability, including terrorism
Umbrella (excess liability)	$100 million annual aggregate limit of liability, including terrorism

Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding mortgage indebtedness. As of March 31, 2005, one of our properties was subject to existing variable rate mortgages which had an aggregate principal amount outstanding of $33,255,000 at a interest rate of 5.75% per annum.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and scheduled interest payments of our variable rate debt at March 31, 2005. The interest payments on the variable rate debt are calculated based on the rate in effect at March 31, 2005. The table does not reflect available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — variable rate debt	$—	$33,255,000	$—	$—	$33,255,000
Interest payments — variable rate debt	—	1,913,000	—	—	1,913,000

Total	$—	$35,168,000	$—	$—	$35,168,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, among other factors, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      On April 27, 2005, the Board of Managers of our Manager approved a special distribution of approximately $12,000,000 to unit holders of NNN 2002 Value Fund, LLC. The proceeds from the sale of the Bank of America Plaza West property on March 15, 2005 will be used to fund the distribution. We anticipate that the distribution will be paid during May 2005.
      Following payment of the monthly April 2005 distribution, we will no longer pay regular monthly distributions at a fixed rate in anticipation of final approval and filing of the proxy statement to solicit the required approval of our members to sell our assets and liquidate our company. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement, as defined below. Such distributions may be distributions from capital transactions and may be completed in connection with a plan of liquidation in the event the members approve such plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of March 31, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Variable rate debt	$—	$33,255,000	$—	$—	$—	$—	$33,255,000
Average interest rate on maturing debt	—	5.75%	—	—	—	—	5.75%
      The weighted average interest rate of our mortgage debt as of March 31, 2005 was 5.75% per annum. At March 31, 2005, all of our mortgage debt was at a variable interest rate of 5.75% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of March 31, 2005, for example a 0.50% increase in LIBOR would have increased our overall annual interest expense by $166,000 or less than 8.7%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to us, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Quarterly Report are certifications of our Manager’s principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act. We refer to these certifications as the Section 302 Certifications. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer, chief financial officer, chief accounting officer and vice president–internal audit, and third-party consultants, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).
      In connection with the audit for the year ended December 31, 2004, Deloitte & Touche, LLP, or Deloitte, our independent registered public accounting firm, notified us and the Board of Managers of the existence of “reportable conditions.” “Reportable conditions” is an accounting term used to refer to internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Deloitte concluded at that time that certain of the reportable conditions were believed to constitute “material weaknesses” in our internal controls. A material weakness, as defined under the applicable auditing standards of the Public Company Accounting Oversight Board, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by Deloitte related to, among other things, our need to formalize and follow policies and procedures for accounting for real estate properties and improvements to such properties, and performing and reviewing certain account reconciliations in a timely and accurate manner. The other reportable conditions identified by Deloitte, which, together with the material weaknesses described above, related to, among other things, our need to formalize and follow policies and procedures for estimating and recording certain fees and charges, reconciling bank accounts, identifying and recording accounts payable and certain expenses, and implementation of management information systems.
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
      As a result of the Evaluation (which is on-going) and the material weaknesses identified by Deloitte we have begun, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls through the development of formal policies and procedures, and (2) devise, standardize and promulgate policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters, including the development and implementation of internal testing and oversight procedures and policies. The Evaluation also concluded that a significant portion of the financial reporting issues resulted from difficulty that we experienced in retaining staff and the corresponding need for training and education of new personnel.
      Our Manager has also employed a new chief financial officer with considerable experience in public company financial reporting and GAAP compliance and has added the new position of chief accounting officer and has hired additional manager-level accountants. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, we have concluded that our disclosure controls and procedures need to be strengthened and are not sufficiently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms. However, we have taken various steps, including those described above, to maintain and improve the accuracy of our internal controls and financial disclosures, and based on these measures and other work, our Manager’s principal executive officer and principal financial officer believe that there are no material inaccuracies or omissions of material fact in our financial statements filed in connection with this Quarterly Report. However, the material weaknesses in our internal controls over financial reporting could adversely impact our ability to provide timely and accurate financial information. We believe that sufficient compensating controls are being evaluated and will be implemented to remedy these deficiencies and to minimize the risks associated with these material weaknesses. Our Manager will be hiring additional staff for us and we will evaluate and develop internal controls and corresponding procedures to ensure the controls are in place and implement monthly, quarterly and annual checklists and review-level sign-off procedures.
      (b) Changes in internal control over financial reporting. We have and are continuing to improve our internal controls over financial reporting during the three months ended March 31, 2005. We will continue to make changes in our internal control processes in the future.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Litigation
      Neither we nor any of our properties are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or any of our properties which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations. We are a party to litigation arising in the ordinary course of business, none of which if determined unfavorably to us, individually or in the aggregate, is expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      None.

Item 3.	Defaults Upon Senior Securities.
      None.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC
(Registrant)

By: Triple Net Properties, LLC, its Manager

By:	/s/ Anthony W. Thompson

Anthony W. Thompson
Chief Executive Officer

By:	/s/ Scott D. Peters

Scott D. Peters
Chief Financial Officer

By:	/s/ Kelly J. Caskey

Kelly J. Caskey
Chief Accounting Officer
Date: May 23, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

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