Form 10-K/A
period 2004-12-31
NNN 2002 VALUE FUND LLC
filed 2005-08-01
CIK 1178132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

NNN 2002 VALUE FUND, LLC
Explanatory Note
      We are filing this Amendment No. 1 to our Form 10-K in order to make certain revisions to the disclosure in our Item 9A. Controls and Procedures section.

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
      During the year ended December 31, 2004, we commenced an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer, chief financial officer and chief accounting officer, and third-party consultants, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).
      In connection with the financial statement audit for the year ended December 31, 2004, Deloitte & Touche, LLP, or Deloitte, our independent registered public accounting firm, notified us and the Board of Managers of the existence of “reportable conditions.” “Reportable conditions” is an accounting term used to refer to internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Deloitte concluded at that time that certain of the reportable conditions were believed to constitute “material weaknesses” in our internal controls. A material weakness, as defined under the applicable auditing standards of the Public Company Accounting Oversight Board, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by Deloitte during the audit of the financial statements related to, among other things, our need to formalize and follow policies and procedures for accounting for real estate properties and improvements to such properties, and performing and reviewing certain account reconciliations in a timely and accurate manner. The other reportable conditions identified by Deloitte during the audit of the financial statements, which, together with the material weaknesses described above, we refer to as the Deloitte Recommendations, related to, among other things, our need to formalize and follow policies and procedures for estimating and recording certain fees and charges, reconciling bank accounts, identifying and recording accounts payable and certain expenses, and implementation of management information systems.

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
      As a result of the Evaluation (which is on-going) and Deloitte’s Recommendations, we have begun, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls including, among other things the timely closing and reporting of financial information, the appropriate review and sign-off of processes and accounts, the design, implementation and standardization of policies and procedures, the adequate staffing and training of personnel and the consistent recording of transactions, through the development of formal policies and procedures, and (2) devise, standardize and promulgate policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters, including the development and implementation of internal testing and oversight procedures and policies. The Evaluation also concluded that a significant portion of the financial reporting issues resulted from difficulty that we experienced in retaining staff and the corresponding need for training and education of new personnel.
      We believe these weaknesses were compensated during the reporting period through increased substantive testing of transactions by our internal audit staff, along with compensating analytics of all income statement and balance sheet periods presented to ensure that there were no material misstatements for the periods presented. These weaknesses were identified prior to the commencement of the audit and the filing of the financial statements and were compensated for through the testing process. While adjustments were made during the preparation of the financial statements, no changes were made to our audited financial statements.
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
      Pursuant to the Evaluation, after taking into account the above information, we have concluded that our disclosure controls and procedures need to be strengthened and are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC forms. As of the balance sheet date, we have not implemented adequate recurring controls, however, we performed compensating substantive testing in lieu of such controls to ensure that our financial statements were presented fairly and did not have material misstatements. However, we have taken various steps, including those described above, to maintain and improve the accuracy of our internal controls and financial disclosures, and based on these measures and other work, our Manager’s principal executive officer and principal financial officer believe that there are no material inaccuracies or omissions of material fact in our financial statements filed in connection with this Annual Report. However, the material weaknesses in our internal controls over financial reporting could adversely impact our ability to provide timely and accurate financial information. We believe that sufficient compensating controls are being evaluated and will be implemented to remedy these deficiencies and to minimize the risks associated with these material weaknesses. Our Manager will be hiring additional staff for us and we will evaluate and develop internal controls and corresponding procedures to ensure the controls are in place and implement monthly, quarterly and annual checklists and review-level sign-off procedures.

      (b) Changes in internal control over financial reporting During the reporting period presented, we continued to develop our internal controls as follows: we continued to hire experienced personnel; we started the planning process for the bifurcation of the accounting department; we began the design process for design and implementation of our policies and procedures; we prepared disclosure checklists for the financial reporting process; we designed a balance sheet certification and sign-off process; we hired a consulting firm to assist with the cut-off and consolidation process and designed an internal audit process to assist with testing of the financial information presented.
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements.

(2)	Financial Statement Schedules.
      The following financial statement schedules for the year ended December 31, 2004 are submitted herewith:

Page

NNN 2002 Value Fund, LLC and Subsidiaries:
Valuation and Qualifying Accounts (Schedule II)	F-45
Real Estate and Accumulated Depreciation (Schedule III)	F-46
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
Date: August 1, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chief Executive Officer, Triple Net Properties, LLC	August 1, 2005

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer, Triple Net Properties, LLC	August 1, 2005

/s/ Daniel R. Baker Daniel R. Baker	Member, Board of Managers, Triple Net Properties, LLC	August 1, 2005

/s/ Jack R. Maurer Jack R. Maurer	Member, Board of Managers, Triple Net Properties, LLC	August 1, 2005

/s/ Louis J. Rogers Louis J. Rogers	Member, Board of Managers, Triple Net Properties, LLC	August 1, 2005

/s/ Talle A. Voorhies Talle A. Voorhies	Member, Board of Managers, Triple Net Properties, LLC	August 1, 2005

/s/ Richard T. Hutton, Jr. Richard T. Hutton, Jr.	Member, Board of Managers, Triple Net Properties, LLC	August 1, 2005

/s/ Kelly J. Caskey Kelly J. Caskey	Chief Accounting Officer-REITs	August 1, 2005

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(2)	Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002.
10	.1(3)	Operating Agreement of NNN 2002 Value Fund, LLC, by an between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member.
10	.2(3)	Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc.
10	.3(3)	Promissory Note A by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company.
10	.4(3)	Promissory Note B by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company.
10	.5(3)	Loan Agreement by and among Principal Commercial Funding, LLC, Principal Life Insurance Company, NNN Congress Center, LLC and other tenant-in-common borrowers thereunder.
10	.6(3)	Senior Loan Agreement among Fleet National Bank, Fleet Securities, LLC, NNN Netpark 25, LLC and other tenant-in-common borrowers thereunder.
10	.7(3)	Form of Tenants in Common Agreement among the Tenants in Common of Congress Center.
10	.8(3)	Form of Tenants in Common Agreement among the Tenants in Common of Netpark.
10	.9(4)	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated January 7, 2005 by and between NNN BOA West, LLC and First States Group, L.P.
10	.10(5)	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated February 24, 2005 by and between NNN BOA West, LLC and First States Group, L.P.
21	.1(3)	Subsidiaries of the registrant.
31	.1(1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(1)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Incorporated by reference from the Registrant’s Form 10, as filed with the Securities and Exchange Commission on December 30, 2004.

(3)	Incorporated by reference from the Registrant’s Amendment No. 1 to its Form 10, as filed with the Securities and Exchange Commission on February 28, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2005.