Form 10-Q/A
period 2005-03-31
NNN 2002 VALUE FUND LLC
filed 2005-08-01
CIK 1178132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

NNN 2002 VALUE FUND, LLC
(A Virginia Corporation)
Explanatory Note
      We are filing this Amendment No. 1 to our Form 10-Q in order to make certain revisions to the disclosure in our Item 4. Controls and Procedures section.

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
      In connection with the financial statement audit for the year ended December 31, 2004, Deloitte & Touche, LLP, or Deloitte, our independent registered public accounting firm, notified us and the Board of Managers of the existence of “reportable conditions.” “Reportable conditions” is an accounting term used to refer to internal control deficiencies that, in the judgment of our independent registered public accounting firm, are significant and which could adversely affect our ability to record, process, summarize and report financial information. Deloitte concluded at that time that certain of the reportable conditions were believed to constitute “material weaknesses” in our internal controls. A material weakness, as defined under the applicable auditing standards of the Public Company Accounting Oversight Board, is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by Deloitte during the audit of the financial statements related to, among other things, our need to formalize and follow policies and procedures for accounting for real estate properties and improvements to such properties, and performing and reviewing certain account reconciliations in a timely and accurate manner. The other reportable conditions identified by Deloitte during the audit of the financial statements, which, together with the material weaknesses described above, related to, among other things, our need to formalize and follow policies and procedures for estimating and recording certain fees and charges, reconciling bank accounts, identifying and recording accounts payable and certain expenses, and implementation of management information systems.
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

      As a result of the Evaluation (which is on-going) and the material weaknesses identified by Deloitte we have begun, and continue to undertake to: (1) design improved internal control procedures to address a number of financial reporting issues and disclosure controls including, among other things the timely closing and reporting of financial information, the appropriate review and sign-off of processes and accounts, the design, implementation and standardization of policies and procedures, the adequate staffing and training of personnel and the consistent recording of transactions through the development of formal policies and procedures, and (2) devise, standardize and promulgate policies and procedures to ensure consistent and improved financial reporting, and to mitigate the possible risks of any material misstatements regarding financial reporting matters, including the development and implementation of internal testing and oversight procedures and policies. The Evaluation also concluded that a significant portion of the financial reporting issues resulted from difficulty that we experienced in retaining staff and the corresponding need for training and education of new personnel.
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
      (b) Changes in internal control over financial reporting. During the reporting period presented, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we bifurcated the accounting department and assigned employees responsibility by public reporting entity; we continued the design process for design and implementation of our policies and procedures; we implemented a balance sheet certification process; we met with the disclosure committee composed of Management representative from each department within the company and instituted a sign-off process; and we designed an internal audit process and tested the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional by the end of 2005.
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
Date: August 1, 2005

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