Form 10-Q
period 2005-06-30
NNN 2002 VALUE FUND LLC
filed 2005-08-11
CIK 1178132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705 (Address of principal executive offices)	(714) 667-8252 (Registrant’s telephone number, including area code)
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 10, 2005, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

PART I — FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

Item 1.	Financial Statements
      The accompanying June 30, 2005 and 2004 interim financial statements of NNN 2002 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission, or the SEC.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004 (unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Real estate investments:
Properties held for sale, net	$42,697,000	$56,382,000
Investments in unconsolidated real estate	4,910,000	4,954,000

	47,607,000	61,336,000
Cash and cash equivalents	4,111,000	1,067,000
Restricted cash	—	248,000
Accounts receivable from related parties	72,000	30,000
Other assets — property held for sale, net	7,921,000	10,554,000

Total assets	$59,711,000	$73,235,000

LIABILITIES, MINORITY INTERESTS AND MEMBERS’ EQUITY
Mortgages payable secured by property held for sale	$34,028,000	$42,172,000
Accounts payable and accrued liabilities	2,000	37,000
Accounts payable due to related parties	1,000	17,000
Distributions payable	—	212,000
Notes payable to related parties	—	482,000
Liabilities — property held for sale, net	4,552,000	4,516,000

	38,583,000	47,436,000
Minority interests — property held for sale	6,816,000	6,468,000
Commitments and contingencies (Note 7)
Members’ equity	14,312,000	19,331,000

Total liabilities and members’ equity	$59,711,000	$73,235,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Expenses:
General and administrative	$38,000	$87,000	$15,000	$87,000

Loss before other income and discontinued operations	(38,000)	(87,000)	(15,000)	(87,000)
Other (expense) income:
Interest	—	—	(3,000)	—
Interest income	71,000	1,000	71,000	1,000
Equity in earnings of unconsolidated real estate	219,000	69,000	284,000	72,000

Income (loss) from continuing operations	252,000	(17,000)	337,000	(14,000)
Discontinued operations:
Gain on sale on real estate	—	—	6,674,000	—
Income from discontinued operations	375,000	108,000	814,000	136,000

Net income	$627,000	$91,000	$7,825,000	$122,000

Net income (loss) per member unit:
Continuing operations — basic and diluted	$42.28	$(2.68)	$56.54	$(2.35)
Discontinued operations — basic and diluted	$62.92	$18.12	$1,256.38	$22.82

Total net income per member unit — basic and diluted	$105.20	$15.44	$1,312.92	$20.47

Weighted average number of member units outstanding — basic and diluted	5,960	5,960	5,960	5,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Six Months Ended June 30, 2005 (unaudited)

	Number of Units	Total

BALANCE — December 31, 2004	5,960	$19,331,000
Distributions	—	(12,844,000)
Net income	—	7,825,000

BALANCE — June 30, 2005	5,960	$14,312,000

      The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004 (unaudited)

	Six Months Ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,825,000	$123,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investment	(6,674,000)	—
Depreciation and amortization — continuing and discontinued operations	624,000	1,352,000
Swap collar interest	(58,000)	(41,000)
Straight-line rents	(206,000)	—
Distributions received in excess of equity in earnings from investments in unconsolidated real estate	44,000	212,000
Minority interests	837,000	57,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(42,000)	(343,000)
Other assets	(229,000)	138,000
Accounts payable and accrued liabilities	202,000	796,000

Net cash provided by operating activities	2,323,000	2,294,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating properties	22,802,000	—
Capital expenditures	(158,000)	(1,576,000)
Restricted cash	248,000	(216,000)

Net cash provided by (used in) investing activities	22,892,000	(1,792,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgages payable	980,000	1,405,000
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)	(132,000)
Minority interests contributions	—	450,000
Minority interests distributions	(489,000)	(474,000)
Distributions	(13,056,000)	(1,195,000)

Net cash provided by (used in) financing activities	(22,171,000)	54,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,044,000	556,000
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000	1,579,000

CASH AND CASH EQUIVALENTS — end of period	$4,111,000	$2,135,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,108,000	$1,006,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties for approximately three to five years.
      As of June 30, 2005, we owned one consolidated office property and an interest in one unconsolidated office property which we accounted for under the equity method of accounting for investments.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 88% owned by Anthony W. Thompson, serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

Plan of Liquidation
      In order to maximize our members’ value, our Manager’s board of managers, or the Board of Managers, approved our preparation of a plan of liquidation and dissolution and the filing of a special proxy with the SEC to solicit the required approval by our members of the plan of liquidation. The Board of Managers determined that the plan of liquidation is in our best interests because the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely that liquidation would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. The special proxy was mailed to our members on August 5, 2005 and the special meeting will be held on September 7, 2005.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

Basis of Presentation
      The accompanying condensed consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities an interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany balances and transactions have been eliminated in consolidation. We account for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures and companies is included in consolidated net income. On March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party. On February 8, 2005, the Board of Managers approved the listing for sale of

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Netpark. We revised presentations to reflect the reclassification of Bank of America Plaza West and Netpark as discontinued operations pursuant to the requirements of Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2004 Annual Report on Form 10-K, as amended, as filed with the SEC.

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Allowance for Uncollectible Accounts
      Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, where applicable, current economic conditions and other relevant factors. We have established an allowance for uncollectible accounts of $130,000 at June 30, 2005 and December 31, 2004, to reduce receivables to our estimate of the amount recoverable.

Operating Properties
      Operating properties are carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements are depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property is retired or disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.
      An operating property is evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the three and six months ended June 30, 2005 and 2004.

Property Held for Sale
      In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, at such time as a property is held for sale, such property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. The assets and liabilities of the property are reclassified on the condensed consolidated balance sheet as held for sale and the operations of the property are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. (Note 8). We classify operating properties as property held for sale in the period in which all of the following criteria are met:

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

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At June 30, 2005 and December 31, 2004, we had cash accounts in excess of

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
FDIC insured limits. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained.
      As of June 30, 2005, four of our tenants at our consolidated property accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2005 Annual	2005 Annual			Lease
Tenant	Base Rent*	Base Rent	Property	Square Footage	Expiration Date

Merck Medco	$1,566,000	18.8%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	18.0%	Netpark	100,000	11/30/06
Alltel Communications, Inc.	$961,000	11.7%	Netpark	73,000	11/30/05
Marriott Vacation Club Int’l	$935,000	11.3%	Netpark	66,000	11/30/08

*	Annualized rental income based on contractual base rent from leases in effect at June 30, 2005.
      As of June 30, 2004, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of
	2004 Annual	2004 Annual			Lease
Tenant	Base Rent*	Base Rent	Property	Square Footage	Expiration Date

Merck Medco	$1,520,000	14.7%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	14.5%	Netpark	100,000	11/30/06
Bank of America	$1,175,000	11.4%	B of A West	40,000	10/31/20

*	Annualized rental income based on contractual base rent from leases in effect at June 30, 2004.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our members on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Per Unit Data
      We report earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per unit attributable for all periods presented is computed by dividing the net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of June 30, 2005 and December 31, 2004.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net income per unit is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Income (loss) from continuing operations	$252,000	$(17,000)	$337,000	$(14,000)
Income from discontinued operations	375,000	108,000	7,488,000	136,000

Net income	$627,000	$91,000	$7,825,000	$122,000

Net income (loss) per member unit:
Continuing operations	$42.28	$(2.68)	$56.54	$(2.35)
Discontinued operations	$62.92	$18.12	$1,256.38	$22.82

Total net income per member unit — basic and diluted	$105.20	$15.44	$1,312.92	$20.47

Weighted average number of member units outstanding — basic and diluted	5,960	5,960	5,960	5,960

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

Segments
      We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Minority Interests
      Minority interests relate to the interests in the consolidated property that is not wholly owned by us.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions. The adoption of the provisions of EITF 04-05 is not anticipated to have a material impact on our financial position or results of operations.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

3.	Real Estate Investments

2005 Dispositions
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sales price of $24,000,000. Our cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.25% of the sales price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement, and we paid sales commissions to unaffiliated brokers of $420,000, or 1.75% of the sales price.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate at June 30, 2005 and December 31, 2004, consisted of our membership interest in a limited liability company in Congress Center:

		Company’s Investment

	Percentage	June 30,	December 31,
Property	Owned	2005	2004

Congress Center, Chicago, IL	12.3%	$4,910,000	$4,954,000
      On February 8, 2005, the Board of Managers approved the listing for sale of Congress Center.
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

	June 30,	December 31,
	2005	2004

Assets (primarily real estate)	$141,414,000	$140,870,000

Mortgage loans payable	97,500,000	97,500,000
Other liabilities	5,513,000	4,736,000
Equity	38,401,000	38,634,000

Total liabilities and equity	$141,414,000	$140,870,000

Our share of equity	$4,910,000	$4,954,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$4,574,000	$4,211,000	$9,255,000	$8,415,000
Rental and other expenses	2,790,000	3,649,000	6,944,000	7,830,000

Net income	$1,784,000	$562,000	$2,311,000	$585,000

Our equity in earnings	$219,000	$69,000	$284,000	$72,000

4.	Mortgage Loans Payable — Held for Sale
      We had mortgage loans of $34,028,000 and $42,172,000 as of June 30, 2005 and December 31, 2004, respectively, consisting of mortgages of $31,500,000 and $40,624,000 and a secured line of credit at Netpark of $2,528,000 and $1,547,000 at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, we had an outstanding variable rate mortgage loan with an effective interest rate of 5.75% per annum, and a secured line of credit at Netpark with an effective variable interest rate of 5.85% per annum. As of December 31, 2004, we had two outstanding mortgage loans, fixed and variable, with effective per annum interest rates of 5.66% and 5.41%, respectively. The loans mature at various dates through June 2011.
      In connection with the sale of Bank of America Plaza West on March 15, 2005, the property repaid a mortgage note payable secured by the property of $9,085,000.
      Our properties financed by borrowings are required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage and other requirements on a combined basis. As of June 30, 2005, we were in compliance with all such requirements.
      Derivatives are recognized as either assets or liabilities in the condensed consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the statement of operations in the period of change as such derivative arrangements are not designated as hedge instruments.
      The following table lists the derivative financial instrument held by us as of June 30, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$31,500,000	$249,000	Swap	2.96%	6/6/2006

5.	Members’ Equity
      Pursuant to our Private Placement Memorandum, we offered for sale to the public a minimum of 200 and a maximum of 6,000 units at a price of $5,000 per unit. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in connection with the offering. As discussed in our Private Placement Memorandum, we planned to use the net offering proceeds from the sale of units primarily to acquire ownership interests in up to three real estate properties. We financed the property acquisitions with a combination of net offering proceeds and debt secured by the acquired properties.
      There are three classes of units with different rights with respect to distributions. As of June 30, 2005 and December 31, 2004, 2,000 Class A units were issued, with aggregate gross proceeds of $10,000,000. As of June 30, 2005 and December 31, 2004, 2,000 and 1,960 Class B units and Class C units were issued with aggregate gross proceeds of $10,000,000 and $10,000,000, respectively. The rights and obligations of all members are governed by the Operating Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all members pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10%, 9% and 8% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8% return on their Class C units, and Class B unit holders do not receive more than a 9% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all members on a per outstanding unit basis and further distributed to the members and the Manager based on predetermined ratios providing the Manager with a share of 15%, 20% and 25% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations.
      Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all members in accordance with their membership interests until all capital contributions are reduced to zero; and third, to members in accordance with the distributions as outlined above in the Cash from Operations.
      During the six months ended June 30, 2005 and 2004, distributions of $12,844,000 and $1,195,000, respectively, were declared and paid. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future. Following the payment of the monthly April 2005 distribution, the Board of Managers determined to no longer pay regular monthly distributions in anticipation of the filing of the special proxy statement to solicit the required approval of our members to sell our assets and liquidate our company. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with a plan of liquidation in the event the members approve such plan.

6.	Related Party Transactions

Real Estate Disposition Fee
      We did not pay Realty real estate disposition fees in connection with our real estate dispositions and fees for the three months ended June 30, 2005 and 2004 and paid $780,000 and $0 for the six months ended June 30, 2005 and 2004, respectively, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Property Management Fees
      We pay Realty a property management fee equal to 6% of the gross revenues, as defined, from the properties. For the three months ended June 30, 2005 and 2004, we paid $121,000 and $175,000, respectively, and for the six months ended June 30, 2005, we paid $339,000 and $325,000, respectively, to Realty, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease commissions
      We pay Realty a leasing commission for its services in leasing any of our properties in an amount equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewals. For the three months ended June 30, 2005 and 2004, we paid $50,000 and $30,000, respectively, and for the six months ended June 30, 2005 and 2004, we paid $54,000 and $147,000, respectively, to Realty, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

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

NNN 2004 Notes Program, LLC
      The 2004 Notes Program, which is an affiliate of our Manager, made a loan to the Congress Center property in 2003. As of June 30, 2005 and December 31, 2004, all principal and interest due on such loan had been repaid and we have no outstanding loans due to the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property, prorated for the amount of time the loan was outstanding. The loan from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program if and when the Congress Center property is sold.

7.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our members with liquidity and with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. As such, the Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our members to liquidate our company and distribute the net proceeds to our members. The special proxy was mailed to our members on August 5, 2005 and the special meeting will be held on September 7, 2005.

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

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Other
      Our commitments and contingencies include the usual obligations of real estate owners and operators in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse impact on our consolidated financial position and results of operations.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 at June 30, 2005 and December 31, 2004. Our share of unconsolidated debt was $11,973,000 at June 30, 2005 and December 31, 2004.

8.	Discontinued Operations — Properties Held for Sale
      Properties held for sale totaled $42,697,000 and $56,382,000 at June 30, 2005 and December 31, 2004, respectively. Properties held for sale included: Netpark in Tampa, Florida (approved for listing by the Board of Managers on February 8, 2005), and Bank of America Plaza West in Las Vegas, Nevada (sold on March 15, 2005).

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2001 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. The following table summarizes the income and expense components that comprise discontinued operations for the three and six months ended June 30, 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Rental income	$2,653,000	$3,206,000	$5,644,000	$6,075,000
Rental expenses	(1,160,000)	(1,433,000)	(2,453,000)	(2,720,000)
Depreciation and amortization	(91,000)	(972,000)	(472,000)	(1,917,000)

Income before other income and minority interest	1,402,000	801,000	2,719,000	1,438,000
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(617,000)	(622,000)	(1,122,000)	(1,262,000)
Other income	6,000	8,000	54,000	17,000
Minority interests	(416,000)	(79,000)	(837,000)	(57,000)

Income from discontinued operations — property held for sale, net	$375,000	$108,000	$814,000	$136,000

      A summary of the properties held for sale balance sheet information is as follows:

	June 30,	December 31,
	2005	2004

Operating properties, net of accumulated depreciation of $2,808,000 and $3,501,000 at June 30, 2005 and December 31, 2004, respectively	$42,697,000	$56,382,000
Identified intangible assets, net of accumulated amortization of $3,160,000 and $2,914,000 at June 30, 2005 and December 31, 2004, respectively	5,808,000	9,073,000
Total assets	$53,675,000	$67,703,000

Mortgage loans payable	$34,028,000	$42,172,000
Identified intangible liabilities, net of accumulated amortization of $1,311,000 and $1,234,000 at June 30, 2005 and December 31, 2004, respectively	3,000,000	3,126,000
Minority liability	6,816,000	6,468,000
Total liabilities	38,581,000	46,879,000
Total equity	$15,094,000	$20,824,000

9.	Subsequent Events
      On July 22, 2005, we engaged Robert A. Stanger & Co., Inc. to prepare an appraisal of the Netpark property in anticipation of a potential sale of our 50% TIC interest in that property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our financial position as of June 30, 2005 and December 31, 2004, together with our results of operations and cash flows for the three and six months ended June 30, 2005 and 2004, respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas; generally accepted accounting principles; policies and guidelines applicable to us; and our ongoing relationship with our Manager (as defined below). These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or SEC.
Overview and Background
      We are a Virginia limited liability company formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our members’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our members from cash generated from operations in an amount equal to an 8% annual return of our members’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders may vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our members.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 88% owned by Anthony W. Thompson, serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
Plan of Liquidation
      In order to maximize our members’ value, our Manager’s board of managers, or the Board of Managers, approved our preparation of a plan of liquidation and dissolution and the filing of a special proxy with the SEC to solicit the required approval by our members of the plan of liquidation. The Board of Managers determined that the plan of liquidation is in our best interests because the increasing cost of corporate compliance with federal (including, without limitation, the Sarbanes-Oxley Act of 2002) and state and local regulatory requirements applicable to us with regard to our business activities, among other factors, has made it more likely that liquidation would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. The special proxy was mailed to our members on August 5, 2005 and the special meeting will be held on September 7, 2005.
Business Strategy
      Our primary business strategy, subject to our members’ approval of the plan of liquidation, which approval may or may not be obtained, is to actively manage our property portfolio to seek to achieve gains in rental rates and occupancy, control operating expenses and maximize income from ancillary operations and services. In the event of dispositions, if we do not redeploy the funds into additional acquisitions, our future results of operations could be negatively impacted due to the dilutive impact of the uninvested funds. We may also sell existing properties and place the net proceeds into new investment properties we believe will generate long-term value. Additionally, we may invest excess cash in interest-bearing accounts and short-term interest-bearing securities. Such investments may include, for example, investments in marketable securities, certificates of deposit and interest-bearing bank deposits.
Critical Accounting Policies
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates such as those related to revenue recognition, allowance for doubtful accounts, impairment of real estate and intangible assets and deferred assets. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Unaudited Interim Statements
      The condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On February 8, 2005, we listed Netpark for sale and on March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party. As a result of such listing and sale, we reclassified amounts related to Netpark and Bank of America Plaza West in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
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

Impairment
      Our properties are stated at depreciated cost. We assess the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we consider important which could trigger an impairment review include the following:

•	a significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows (excluding interest) that are expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions which are dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We have not recorded any impairment losses for the three and six months ended June 30, 2005 and 2004.
2005 Dispositions
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, First States Group, L.P., the operating partnership of American Financial Realty Trust, for a sales price of $24,000,000. Our cash proceeds were $11,768,000 after closing costs and other transaction expenses. The sale resulted in us recording a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.25% of the sales price, of which 75% was passed through to our Manager pursuant an agreement between our Manager and Realty, or the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $420,000, or 1.75%, of the sales price.
Results of Operations
      Due to the listing for sale and sale of our properties, our comparison of results of operations between periods is limited.

Comparison of the Three and Six Months Ended June 30, 2005 and 2004

	Three Months				Six Months
	Ended June 30,				Ended June 30,
				Percent				Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Expenses:
General and administrative	$38,000	$87,000	$(49,000)	56.32%	$15,000	$87,000	(72,000)	82.76%

Income (loss) before other (expense) income, minority interests	(38,000)	(87,000)	49,000	56.32	(15,000)	(87,000)	72,000	82.76
Other (expense) income:
Interest	—	—	—	—	(3,000)	—	(3,000)	—
Interest income	71,000	1,000	70,000	7,000.00	71,000	1,000	70,000	7,000.00
Equity in earnings of unconsolidated real estate	219,000	69,000	150,000	217.39	284,000	72,000	212,000	294.44

Income (loss) from continuing operations before discontinued operations	252,000	(17,000)	266,000	1,582.35	337,000	(14,000)	351,000	2,507.14
Discontinued operations:
Gain on sale of real estate	—	—	—	—	6,674,000	—	6,674,000	—
Income from discontinued operations	375,000	108,000	267,000	247.22	814,000	136,000	678,000	498.53

Net income	$627,000	$91,000	$536,000	581.01%	$7,825,000	$122,000	$7,703,000	6,313.93%

      General and administrative expenses include the expenses associated with the operation of the company; however, the expenses do not include any costs of regulatory filings, as our Manager bears all such costs. General and administrative expenses decreased $49,000, or 56.32%, to $38,000 and $72,000, or 82.76%, to $15,000 during the three and six months ended June 30, 2005, respectively, compared to general and administrative expense of $87,000 and $87,000 for the three and six months ended June 30, 2004, respectively. The $49,000 decrease for the three months ended June 30, 2005 was primarily due to the $57,000, or 116%, decrease in tax preparation fees offset by an increase of $6,000, or 12%, in postage fees and $3,000, or 6%, increase in tax fees compared to the same period in the prior year. The $72,000 decrease for the six months ended June 30, 2005 was primarily due to the $45,000, or 63%, decrease in tax preparation fees and the $39,000, or 54%, decrease in legal fees, offset by a $6,000, or 8%, increase in postage fees compared to the same period in the prior year.
      Interest expense increased $3,000 to $3,000 during the six months ended June 30, 2005 when compared to the same period of the prior year. The increase is attributable to the interest expense paid on our Cunningham loans.
      Equity in earnings of unconsolidated real estate increased $150,000, or 217.39%, to $219,000 and $212,000, or 294.45%, to $284,000 during the three and six months ended June 30, 2005, respectively, compared to equity in earnings of $69,000 and $72,000 for the three and six months ended June 30, 2004, respectively. The increase was primarily due to the reduction of depreciation and amortization at the Congress Center property due to the listing for sale of the property and, accordingly, the cessation of depreciation of the property.
      Gain on sale of operating property was due to the gain on sale of the Bank of America Plaza West building on March 15, 2005.

      Income from discontinued operations increased $267,000, or 247.22%, to $375,000 and $678,000, or 498.53%, to $814,000 for the three and six months ended June 30, 2005, respectively, compared to $108,000 and $136,000 for the three and six months ended June 30, 2004, respectively. The increase of $375,000 for the three months ended June 30, 2005 is comprised of the net operating results of Netpark. The increase of $814,000 for the six months ended June 30, 2005 is comprised of the net operating results of Bank of America Plaza West of $(22,000) and Netpark of $836,000. On March 15, 2005, Bank of America Plaza West was sold and on February 8, 2005, Netpark was listed for sale. The increase in results over the prior period was primarily due to the reduction in depreciation and amortization due to classification of the assets as held for sale and, accordingly, the cessation of depreciation of the properties.
      As a result of the above items, net income for the three and six months ended June 30, 2005 was $627,000 and $7,825,000, or $105.20 and $1,312.92 per basic and dilutive unit, respectively, compared with net income of $91,000 and $122,000, or $15.44 and $20.47 per basic and dilutive unit, respectively, for the three and six months ended June 30, 2004.
Liquidity and Capital Resources

Cash Flows

Six Months Ended June 30, 2005 and 2004
      Cash flows provided by operating activities increased by $29,000 for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The increase was primarily due to increased net income and minority interest expense offset by the gain on sale of real estate investments, decreases in depreciation and amortization relating to the assets held for sale and decreases in other assets.
      Cash flows provided by investing activities were $22,892,000 for the six months ended June 30, 2005 compared to cash used in investing activities of $1,792,000 for the six months ended June 30, 2004. The source of cash in 2005 was primarily due to the proceeds from the sale of Bank of America Plaza West on March 15, 2005. The decreases in 2004 were primarily due to capital expenditures.
      Cash flows used in financing activities were $22,171,000 for the six months ended June 30, 2005. The decrease of $22,225,000 during 2005 compared to 2004 was primarily due to the payoff of the mortgage loan in conjunction with the sale of Bank of America Plaza West on March 15, 2005. In addition, net cash distributions paid in 2005 were $13,056,000 compared to $1,195,000 in 2004.
      As a result of the above, cash and cash equivalents increased $3,044,000 for the six months ended June 30, 2005 to $4,111,000.

Capital Resources
      Our primary sources of capital are our real estate operations, ability to leverage any increased market value in the real estate assets we own, and our ability to obtain debt financing from third parties, including, without limitation, Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson, the chairman and chief executive officer of our Manager, and the NNN 2004 Notes Program, LLC, or the 2004 Notes Program, an affiliate of our Manager. As of June 30, 2005, we had the capacity to borrow additional equity from our consolidated property. We derive substantially all of our revenues from lease payments from tenants under leases at our properties. Therefore, our operating cash flow depends materially on the rents that we are able to charge our tenants and the ability of those tenants to make their rental payments.
      Our primary uses of cash are to fund distributions to our unit holders, to fund capital investments in our existing portfolio of operating assets, to fund new acquisitions and for debt service. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.
      Subject to our members’ approval of the plan of liquidation, we believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve months. We paid unit holders distributions of $12,844,000 for the six months ended June 30, 2005. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the Board of Managers determined to no longer pay regular monthly distributions in anticipation of the filing of the special proxy statement to solicit the required approval of our unit holders to sell our assets and liquidate our company. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with a plan of liquidation in the event the members approve such plan.
      We estimate we will require up to $4,442,000 for the year ended December 31, 2005, without limitation, for capital expenditures, budgeted capital improvements, tenant improvements and leasing costs at Netpark, a consolidated property of which we own a 50% TIC interest. We intend to incur debt at the Netpark property level to provide funds for these expenditures. As of December 31, 2004, we had fully invested our net offering proceeds. Because we have fully invested our net offering proceeds, we will not invest in any additional properties unless we dispose of one or more of our existing properties and the liquidation is not approved.
Other Liquidity Needs
      As of June 30, 2005, the distribution rate has been the same among Class A, Class B and Class C unit holders. To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with the plan of liquidation in the event that the members approve such plan.
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
      Subject to our members’ approval of the plan of liquidation, we expect to meet our long-term liquidity requirements, which may include property acquisitions, retained cash flow, additional long-term secured and unsecured borrowings and dispositions of assets. We do not intend to reserve funds to retire existing debt upon maturity. We will instead seek to refinance such debt at maturity or retire such debt through the sale of properties as market conditions permit. If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of net cash provided by operating activities.

Financing
      Mortgages payable, including mortgages payable secured by property held for sale, were $34,028,000 and $42,172,000 at June 30, 2005 and December 31, 2004, respectively. Mortgages payable as a percentage of total capitalization increased to 70.4% at June 30, 2005 from 68.6% at December 31, 2004. This increase was due to the reduction of shareholders equity due to distributions paid during the six months ended June 30, 2005 offset by a reduction in mortgages payable as a result of the disposition of Bank of America Plaza West and the subsequent pay-off of the related mortgage on March 16, 2005.

      At June 30, 2005, 100.0% of our total debt required interest payments based on variable rates. The interest payments on all of our debt are hedged through the utilization of an interest rate swap agreement at June 30, 2005. We cannot provide assurance that we will be able to replace the interest-rate swap agreement as it expires and therefore, our results of operations could be exposed to rising interest rates in the future.
      The following table lists the derivative financial instruments held by us as of June 30, 2005:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$31,500,000	$249,000	Swap	2.96%	06/06/06

2004 Notes Program
      The 2004 Notes Program made loans to us and to the Congress Center property. As of June 30, 2005 and December 31, 2004, all principal and interest due on such loans has been repaid and we have no outstanding loans from the 2004 Notes Program. Terms of the 2004 Notes Program provide for interest payments at 11% per annum. In addition to interest, the 2004 Notes Program is entitled to the greater of a 1% prepayment penalty or 20% of the profits upon sale of the property prorated for the amount of time the loan was outstanding. The loans from the 2004 Notes Program to the Congress Center property may result in additional amounts due to the 2004 Notes Program upon the sale of this property, depending on profits, if any, upon sale. We cannot reasonably estimate the additional amount due, if any, to the 2004 Notes Program until the Congress Center property is sold.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 at June 30, 2005 and December 31, 2004. Our share of unconsolidated debt was $11,973,000 at June 30, 2005 and December 31, 2004.

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
Debt Service Requirements
      Our principal liquidity needs are payments of interest and principal on outstanding mortgage indebtedness. As of June 30, 2005, our consolidated property was subject to existing variable rate mortgages which had an aggregate principal amount outstanding of $34,028,000 at an interest rate of 6.06% per annum.

Contractual Obligations
      The following table provides information with respect to the maturities and scheduled principal repayments of our secured debt and scheduled interest payments of our variable rate debt at June 30, 2005. The table does not reflect any available extension options.

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years
	(2005)	(2006-2007)	(2008-2009)	(After 2009)	Total

Principal payments — variable rate debt	$—	$34,028,000	$—	$—	$34,028,000
Interest payments — variable rate debt (rate in effect at June 30, 2005)	1,031,000	899,000	—	—	1,930,000

Total	$1,031,000	$34,927,000	$—	$—	$35,958,000

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.

      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our members with liquidity and with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. As such, the Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our members to liquidate our company and distribute the net proceeds to our members. The special proxy was mailed to our members on August 5, 2005 and the special meeting will be held on September 7, 2005.
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
Subsequent Events
      On July 22, 2005, we engaged Robert A. Stanger & Co., Inc. to prepare an appraisal of the Netpark property in anticipation of a potential sale of our 50% TIC interest in that property.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments, such as interest rate swaps, caps and treasury locks, in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of June 30, 2005, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Variable rate debt	$—	$34,028,000	$—	$—	$—	$—	$34,028,000
Average annual interest rate on maturing debt	—	6.06%	—	—	—	—	6.06%
      The weighted average interest rate of our mortgage debt as of June 30, 2005 was 6.06% per annum. At June 30, 2005, all of our mortgage debt was at a variable interest rate of 6.06% per annum. An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of June 30, 2005, for example, a 0.50% increase in LIBOR would have increased our overall annual interest expense by $170,000 or less than 8.3%.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to us, including our Manager’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
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
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer, chief financial officer, chief accounting officer, and third-party consultants, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
      As of September 7, 2004, our Manager has also employed a new chief financial officer with considerable experience in public company financial reporting and GAAP compliance and has added the new position of chief accounting officer and has hired additional manager-level accountants. These persons have undertaken a number of initiatives consistent with improving the quality of our financial reporting.
      We are assigning a high priority to our financial reporting and internal control issues. We will continue to evaluate the effectiveness of our internal controls and procedures on an on-going basis and will take further action as appropriate.
      Pursuant to the Evaluation, after taking into account the above information, we have concluded that our disclosure controls and procedures need to be strengthened and are not sufficiently effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and its forms. However, we have taken various steps, including those described above, to maintain and improve the accuracy of our internal controls and financial disclosures, and based on these measures and other work, our Manager’s principal executive officer and principal financial officer believe that there are no material inaccuracies or omissions of material fact in our financial statements filed in connection with this Quarterly Report. However, the material weaknesses in our internal controls over financial reporting could adversely impact our ability to provide timely and accurate financial information. We believe that sufficient compensating controls are being evaluated and will be implemented to remedy these deficiencies and to minimize the risks associated with these material weaknesses. Our Manager will be hiring additional staff for our benefit and we will evaluate and develop internal controls and corresponding procedures to ensure the controls are in place and implement monthly, quarterly and annual checklists and review-level sign-off procedures.
      (b) Changes in internal control over financial reporting. During the reporting period presented, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we bifurcated the accounting department and assigned employees responsibility by public reporting entity; we continued the design process for design and implementation of our policies and procedures; and we designed an internal audit process and tested the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, for the non-public programs, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our members with liquidity and with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. As such, the Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our members to liquidate our company and distribute the net proceeds to our members. The special proxy was mailed to our members on August 5, 2005 and the special meeting will be held on September 7, 2005.

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
Date: August 10, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

3	.1(2)	Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002.
10	.1(3)	Operating Agreement of NNN 2002 Value Fund, LLC, by and between Triple Net Properties, LLC, as the Manager, and Anthony W. Thompson, as the Initial Member.
10	.2(3)	Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc.
10	.3(3)	Promissory Note A by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company.
10	.4(3)	Promissory Note B by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company.
10	.5(3)	Loan Agreement by and among Principal Commercial Funding, LLC, Principal Life Insurance Company, NNN Congress Center, LLC and other tenant-in-common borrowers thereunder.
10	.6(3)	Senior Loan Agreement among Fleet National Bank, Fleet Securities, LLC, NNN Netpark 25, LLC and other tenant-in-common borrowers thereunder.
10	.7(3)	Form of Tenants in Common Agreement among the Tenants in Common of Congress Center.
10	.8(3)	Form of Tenants in Common Agreement among the Tenants in Common of Netpark.
10	.9(4)	Agreement for Purchase and Sale of Real Property and Escrow Instructions dated January 7, 2005 by and between NNN BOA West, LLC and First States Group, L.P.
10	.10(5)	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated February 24, 2005 by and between NNN BOA West, LLC and First States Group, L.P.
31	.1(1)	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(1)	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(1)	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(1)	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

(2)	Incorporated by reference from the Registrant’s Form 10, as filed with the Securities and Exchange Commission on December 30, 2004.

(3)	Incorporated by reference from the Registrant’s Amendment No. 1 to its Form 10, as filed with the Securities and Exchange Commission on February 28, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 28, 2005.