Form 10-Q
period 2005-09-30
NNN 2002 VALUE FUND LLC
filed 2005-11-21
CIK 1178132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
N/A
(Former name)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 21, 2005, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Statement of Net Assets as of September 30, 2005 (Liquidation Basis — unaudited)	3
	Condensed Consolidated Balance Sheet as of December 31, 2004 (Going Concern Basis — unaudited)	4
	Condensed Consolidated Statements of Operations for the Two Months Ended August 31, 2005 (Going Concern Basis — unaudited), the Eight Months Ended August 31, 2005 (Going Concern Basis — unaudited) and for the Three and Nine Months Ended September 30, 2004 (Going Concern Basis — unaudited)	5
	Condensed Consolidated Statement of Changes in Net Assets for the One Month Ended September 30, 2005 (Liquidation Basis — unaudited)	6
	Condensed Consolidated Statement of Members’ Equity for the Eight Months Ended August 31, 2005 (Going Concern Basis — unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Eight Months Ended August 31, 2005 and for the Nine Months Ended September 30, 2004 (Going Concern Basis — unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		36
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION
FORWARD-LOOKING STATEMENTS

Item 1.	Financial Statements
      The accompanying September 30, 2005 and 2004 interim financial statements of NNN 2002 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K, as amended, as filed with the Securities and Exchange Commission, or the SEC.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
As of September 30, 2005 (Unaudited)

September 30,
2005

ASSETS
Investment in unconsolidated real estate	$7,261,000
Cash and cash equivalents	17,979,000
Accounts receivable	126,000
Accounts receivable from related parties	68,000

Total assets	25,434,000

LIABILITIES
Accounts payable and accrued liabilities	585,000
Reserve for estimated costs during the liquidation period	84,000

Total liabilities	669,000

Net assets in liquidation	$24,765,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2004

December 31,
2004

(Unaudited)
ASSETS
Real estate investments:
Properties held for sale, net	$56,382,000
Investment in unconsolidated real estate	4,954,000

61,336,000
Cash and cash equivalents	1,067,000
Restricted cash	248,000
Accounts receivable from related parties	30,000
Other assets — properties held for sale, net	10,554,000

Total assets	$73,235,000

LIABILITIES, MINORITY INTERESTS AND MEMBERS’ EQUITY
Mortgages payable secured by properties held for sale	$42,172,000
Accounts payable and accrued liabilities	37,000
Accounts payable due to related parties	17,000
Distributions payable	212,000
Notes payable to related parties	482,000
Liabilities — properties held for sale, net	4,516,000

47,436,000
Minority interests — property held for sale	6,468,000
Commitments and contingencies (Note 10)
Members’ equity	19,331,000

Total liabilities, minority interests and members’ equity	$73,235,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Two Months Ended August 31, 2005 (Going Concern Basis — unaudited), the Eight Months Ended August 31, 2005 (Going Concern Basis — unaudited) and for the Three and Nine Months Ended September 30, 2004 (Going Concern Basis — unaudited)

	Two Months	Three Months	Eight Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2005	2004	2005	2004

Expenses:
General and administrative	$—	$—	$15,000	$87,000

Loss before other income and discontinued operations	—	—	(15,000)	(87,000)
Other (expense) income:
Interest	—	(3,000)	(3,000)	(3,000)
Interest income	5,000	—	76,000	1,000
Equity in earnings (loss) of unconsolidated real estate	89,000	(139,000)	373,000	(67,000)

Income (loss) from continuing operations	94,000	(142,000)	431,000	(156,000)
Discontinued operations:
Gain on sale on real estate	—	—	6,674,000	—
Income (loss) from discontinued operations	235,000	(8,000)	1,049,000	128,000

Net income (loss)	$329,000	$(150,000)	$8,154,000	$(28,000)

Net income (loss) per member unit:
Continuing operations — basic and diluted	$15.77	$(23.83)	$72.32	$(26.17)
Discontinued operations — basic and diluted	39.43	(1.34)	1,295.81	21.48

Total net income (loss) per member unit — basic and diluted	$55.20	$(25.17)	$1,368.12	$(4.69)

Weighted average number of member units outstanding — basic and diluted	5,960	5,960	5,960	5,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the One Month Ended September 30, 2005
(Liquidation Basis — unaudited)

Net assets in liquidation, September 1, 2005	$24,845,000

Changes in net assets in liquidation:
Changes to the reserve for estimated costs during liquidation:
Operating (income) loss	190,000
Distributions received from unconsolidated real estate investments	(55,000)

Changes to the reserve for estimated costs during liquidation	135,000

Changes in fair value of assets and liabilities:
Change in fair value of real estate investments	(80,000)
Change in assets and liabilities due to activity in the reserve for estimated costs during liquidation	(135,000)

Net change in fair value	(215,000)

Change in net assets in liquidation	(80,000)

Net assets in liquidation, September 30, 2005	$24,765,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
For the Eight Months Ended August 31, 2005
(Going Concern Basis — unaudited)

	Number of
	Units	Total

BALANCE — December 31, 2004	5,960	$19,331,000
Distributions	—	(12,844,000)
Net income	—	8,154,000

BALANCE — August 31, 2005	5,960	$14,641,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Eight Months Ended August 31, 2005 and
the Nine Months Ended September 30, 2004
(Going Concern Basis — unaudited)

	Eight Months	Nine Months
	Ended	Ended
	August 31,	September 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,154,000	$(28,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate investment	(6,674,000)	—
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent) — continuing and discontinued operations	453,000	2,519,000
Swap collar interest	191,000	(41,000)
Distributions received in excess of equity in earnings of unconsolidated real estate	63,000	514,000
Minority interests	1,083,000	107,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(37,000)	(261,000)
Other assets	(374,000)	(982,000)
Accounts payable and accrued liabilities	519,000	1,741,000

Net cash provided by operating activities	3,378,000	3,569,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating properties	22,802,000	—
Capital expenditures	(73,000)	(1,953,000)
Restricted cash	248,000	(64,000)

Net cash provided by (used in) investing activities	22,977,000	(2,017,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgages payable	980,000	1,615,000
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)	(200,000)
Minority interests contributions	—	450,000
Minority interests distributions	(652,000)	(711,000)
Distributions	(13,056,000)	(1,805,000)

Net cash used in financing activities	(22,334,000)	(651,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,021,000	901,000
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000	1,579,000

CASH AND CASH EQUIVALENTS — end of period	$5,088,000	$2,480,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,447,000	$1,610,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005

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
      As of August 31, 2005, we owned one consolidated office property and an interest in one unconsolidated office property which we accounted for under the equity method of accounting for investments.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

2.	Plan of Liquidation
      At a special meeting of our members on September 7, 2005, our members approved the plan of liquidation. The plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      The plan of liquidation gives our Manager’s board of Managers, or the Board of Managers, the power to sell any and all of our assets without further approval by our members and provides that liquidating distributions be made to our members as determined by the Board of Managers. Although we can provide no assurances, we currently expect that the liquidation will be completed by September 30, 2006. As a result of the approval of the plan of liquidation by our members, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

3.	Summary of Significant Accounting Policies
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Liquidation Basis of Accounting
      As a result of the approval of the plan of liquidation by our members, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, on August 31, 2005, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing the plan of liquidation, have been adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, have been offset against the respective properties. The valuation of real estate held for sale and investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying condensed consolidated statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and variable interest entities, as defined in Financial Accounting Standards Board, or FASB, No. 46, Consolidation of Variable Interest Entities, An Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany balances and transactions have been eliminated in consolidation. Prior to the adoption of the plan of liquidation, we accounted for all other unconsolidated real estate investments using the equity method of accounting. Accordingly, our share of the earnings of these real estate investments was included in consolidated net income. Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of the plan of liquidation, we reclassified amounts related to the operating properties in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations for all periods presented herein. The financial results for the operating properties are presented in our condensed consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheet in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale,” “Liabilities — properties held for sale, net” and “Minority interests — property held for sale.”

Interim Financial Data
      The accompanying interim financial statements have been prepared by our management in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly,

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 2004 Annual Report on Form 10-K, as amended, and our definitive proxy statement as filed with the SEC.

Property Held for Sale
      Prior to the adoption of the plan of liquidation, in accordance with SFAS No. 144, at such time as a property was held for sale, such property was carried at the lower of its carrying amount or fair value less costs to sell. In addition, a property being held for sale ceased to be depreciated. We classified operating properties as property held for sale in the period in which all of the following criteria were met:

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

Tenant Receivables and Allowance for Uncollectible Accounts
      Prior to the adoption of the plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees, where applicable, current economic conditions and other relevant factors. We had established an allowance for uncollectible accounts of $130,000 at December 31, 2004, to reduce receivables to our estimate of the amount recoverable. In accordance with the plan of liquidation, as of August 31, 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Minority Interests
      Minority interests relate to the interests in the consolidated property that are not wholly owned by us, which, at December 31, 2004, amounted to a 50% interest in one of our consolidated properties. In accordance with the plan of liquidation on August 31, 2005, we applied minority liability of $5,972,000 against the related asset held for sale to properly reflect our portion of the estimated fair value of such asset.

Operating Properties
      Prior to the adoption of the plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the costs of maintenance and repairs were charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation were removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of the plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment losses are recorded on long-lived assets used in operations. Impairment losses are recorded on an operating property when indicators of impairment are present and the carrying amount of the asset is greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the two and eight months ended August 31, 2005 and the three and nine months ended September 30, 2004.
      As of August 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to August 31, 2005, all changes in the estimated fair value of operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Deferred Assets
      Prior to the adoption of the plan of liquidation, costs incurred for debt financing and property leasing were capitalized as deferred assets. Deferred financing costs include amounts paid to lenders and others to obtain financing. Such costs were amortized over the term of the related loan. Amortization of deferred financing costs is included in interest expense in our condensed consolidated statements of operations. Deferred leasing costs include leasing commissions that were amortized using the straight-line method over the term of the related lease. In accordance with the adoption of the plan of liquidation, deferred financing costs and deferred leasing costs were adjusted to their net realizable value.

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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Revenue Recognition
      Prior to the adoption of the plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, was recognized as revenue in the period in which the related expenses were incurred. Rental revenue is recorded on a contractual basis under liquidation basis of accounting.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. At September 30, 2005 and December 31, 2004, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
      As of August 31, 2005, four of our tenants at our consolidated property accounted for 10% or more of our aggregate annual rental income.

		Percentage of			Lease
	2005 Annual	2005 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Merck Medco	$1,566,000	18.3%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	17.5%	Netpark	100,000	11/30/06
Alltel Communications, Inc.	$961,000	11.3%	Netpark	73,000	11/30/05
Marriott Vacation Club Int’l	$935,000	10.9%	Netpark	66,000	11/30/08

*	Annualized rental income based on contractual base rent from leases in effect at August 31, 2005.
      As of September 30, 2004, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of			Lease
	2004 Annual	2004 Annual		Square	Expiration
Tenant	Base Rent*	Base Rent	Property	Footage	Date

Merck Medco	$1,520,000	14.7%	Netpark	143,000	10/31/11
GMC Worldwide	$1,495,000	14.4%	Netpark	100,000	11/30/06
Bank of America	$1,175,000	11.4%	B of A West	40,000	10/31/20

*	Annualized rental income based on contractual base rent from leases in effect at September 30, 2004.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our members on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying condensed consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Per Unit Data
      Prior to the adoption of the plan of liquidation, we report earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented is computed by dividing the net income (loss) by the weighted average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of August 31, 2005 and December 31, 2004.
      Net income (loss) per member unit is calculated as follows:

	Two Months	Three Months	Eight Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2005	2004	2005	2004

Income (loss) from continuing operations	$94,000	$(142,000)	$431,000	$(156,000)
Income (loss) from discontinued operations	235,000	(8,000)	7,723,000	128,000

Net income (loss)	$329,000	$(150,000)	$8,154,000	$(28,000)

Net income (loss) per member unit:
Continuing operations — basic and diluted	$15.77	$(23.83)	$72.32	$(26.17)
Discontinued operations — basic and diluted	39.43	(1.34)	1,295.81	21.48

Total net income (loss) per member unit — basic and diluted	$55.20	$(25.17)	$1,368.12	$(4.69)

Weighted average number of member units outstanding — basic and diluted	5,960	5,960	5,960	5,960

Use of Estimates
      The preparation of our financial statements in conformity with GAAP and under the liquidation basis of accounting requires our Manager to make estimates and assumptions that affect the reported amounts of the assets, including net assets in liquidation and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions from those estimates.

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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our condensed consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (Issue 04-05). The effective date for Issue 04-05 is June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 is not anticipated to have a material impact on our condensed consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of FSP Nos. FAS 115-1 and FAS 124-1 is not anticipated to have a material effect on our condensed consolidated financial statements.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the current period presentation. These reclassifications have not changed the results of operations.

4.	Reserve for Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period.
      The change in the reserve for estimated costs during liquidation as of September 30, 2005 is as follows:

	August 31,	Cash Payments	September 30,
	2005	and (Receipts)	2005
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$653,000	$123,000	$776,000
Liabilities:
Liquidation costs	(872,000)	12,000	(860,000)

Total reserve for estimated costs during liquidation	$(219,000)	$135,000	$(84,000)

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Net Assets in Liquidation
      The following is a reconciliation of total members’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 31, 2005 (the beginning net assets in liquidation):

Members’ equity at August 31, 2005 — going concern basis	$14,641,000
Increase due to estimated net realizable value of operating properties	12,255,000
Increase due to estimated net realizable value of unconsolidated investment	2,369,000
Reserve for estimated costs during liquidation	(219,000)
Decrease due to the write-off of other intangible assets and other liabilities	(4,201,000)

Adjustment to reflect the change to the liquidation basis of accounting	10,204,000

Estimated value of net assets in liquidation at August 31, 2005	$24,845,000

      The net assets in liquidation at September 30, 2005, would result in a liquidation distribution per member unit of approximately $4,155. This estimate for liquidation distribution per member unit includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and change in the underlying assumptions of the projected cash flow.

6.	Real Estate Investments

2005 Dispositions
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party, for a sales price of $24,000,000. We received cash proceeds of $11,768,000 after closing costs and other transactional expenses, and recorded a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.3% of the sales price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement, and we paid sales commissions to unaffiliated brokers of $420,000, or 1.8% of the sales price.
      On September 30, 2005, we sold our 50% TIC, ownership interest in the Netpark property in Tampa, Florida to an affiliated party for a total sales price of $33,500,000. Because the property was sold to an affiliated party, our Manager engaged Stanger to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. Our cash proceeds were $15,249,000 after closing costs and other transaction expenses. At closing, we paid a disposition fee to Realty in the amount of $500,000, or 1.5% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Investments in Unconsolidated Real Estate
      Investments in unconsolidated real estate at August 31, 2005 and December 31, 2004, consisted of our membership interest in a limited liability company in Congress Center, which prior to the adoption of the plan of liquidation, was accounted for under the equity method.

	Company’s Investment

	Percentage	December 31,
Property	Owned	2004

Congress Center, Chicago, IL	12.3%	$4,954,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The summarized condensed combined financial information in our unconsolidated real estate is as follows:

December 31,
2004

Assets (primarily real estate)	$140,870,000

Mortgage loans payable	97,500,000
Other liabilities	4,736,000
Equity	38,634,000

Total liabilities and equity	$140,870,000

Our share of equity	$4,954,000

	Two Months	Three Months	Eight Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2005	2004	2005	2004

Revenues	$3,124,000	$4,450,000	$12,379,000	$12,865,000
Rental and other expenses	2,392,000	5,580,000	9,337,000	13,410,000

Net income (loss)	$732,000	$(1,130,000)	$3,042,000	$(545,000)

Our equity in earnings (loss)	$89,000	$(139,000)	$373,000	$(67,000)

7.	Mortgage Loans Payable — Held for Sale
      We had mortgage loans of $0 and $42,172,000 as of September 30, 2005 and December 31, 2004, respectively, consisting of mortgages of $0 and $40,624,000 and a secured line of credit at Netpark of $0 and $1,548,000 at September 30, 2005 and December 31, 2004, respectively. As of December 31, 2004, we had two outstanding mortgage loans, fixed and variable, with effective per annum interest rates of 5.66% and 5.41%, respectively. The loans mature at various dates through June 2011.
      At August 31, 2005, we adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the condensed consolidated statement of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.
      In connection with the sale of Bank of America Plaza West on March 15, 2005, the property repaid a mortgage note payable secured by the property of $9,085,000.
      In connection with the sale of our interest in Netpark on September 30, 2005, the mortgage note payable was paid in full.

8.	Members’ Equity
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      There are three classes of units with different rights with respect to distributions. As of September 30, 2005 and December 31, 2004, 2,000 Class A units were issued with aggregate gross proceeds of $10,000,000, 2,000 Class B units were issued with aggregate gross proceeds of $10,000,000 and 1,960 Class C units were issued with aggregate gross proceeds of $9,799,000. The rights and obligations of all members are governed by the Operating Agreement.
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
      During the eight months ended August 31, 2005 and the nine months ended September 30, 2004, distributions of $12,844,000 and $1,817,000, respectively, were declared and $13,056,000 and $1,805,000, respectively, were paid. Based on our net assets in liquidation as of September 30, 2005, we expect to distribute $4,155 per member unit, see Note 5.
      Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions may vary among the three classes of units in the future. Following the payment of the monthly April 2005 distribution, the Board of Managers determined to no longer pay monthly distributions. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with the plan of liquidation.

9.	Related Party Transactions

Real Estate Disposition Fee
      We pay Realty a real estate disposition fee equal up to 5% of the sales price. In addition, third party brokers may be entitled to up to 80% of the 5% disposition fee. We paid Realty $500,000 and $0 in real estate disposition fees in connection with our real estate dispositions for the three months ended September 30, 2005 and 2004, respectively, and paid $1,280,000 and $0 for the nine months ended September 30, 2005 and 2004, respectively. Pursuant to the Realty-Triple Net Agreement, 75% of the disposition fees were passed through to our Manager.

Property Management Fees
      We pay Realty a property management fee equal to 5% of the gross revenues, as defined, from the properties. For the three months ended September 30, 2005 and 2004, we paid $106,000 and $154,000, respectively, and for the nine months ended September 30, 2005 and 2004, we paid $444,000 and

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
$479,000, respectively, to Realty, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties in an amount equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any renewals. For the three months ended September 30, 2005 and 2004, we paid $0 and $183,000, respectively, and for the nine months ended September 30, 2005 and 2004, we paid $83,000 and $357,000, respectively, to Realty, of which 100% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Notes Payable
      As of December 31, 2004, we borrowed $482,000 under various non-recourse notes from Cunningham Lending Group, LLC, or Cunningham, which is solely owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. The notes were unsecured and require interest only payments at a rate of 10% per annum with the principal and any accrued interest due at various dates in 2005. As of December 31, 2004, all accrued interest had been paid. These notes were paid in full on March 16, 2005.

10.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and private investment programs sponsored by our Manager. The Board of Managers now has determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage principal payments

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. The Board of Managers based its decision on a number of factors including, among others, current market conditions and the significant and increasing cost of corporate compliance. The Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our members to liquidate our company and distribute the net proceeds to our members. The plan of liquidation was approved by our members on September 7, 2005.

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

Unconsolidated Debt
      Total mortgage debt of unconsolidated real estate was $97,500,000 at September 30, 2005 and December 31, 2004. Our share of unconsolidated debt was $11,973,000 at September 30, 2005 and December 31, 2004.

11.	Discontinued Operations — Properties Held for Sale
      Properties held for sale were $56,382,000 at December 31, 2004. Properties held for sale included Netpark, located in Tampa, Florida, of which we owned a 50% TIC interest and was sold on September 30, 2005, and Bank of America Plaza West, located in Las Vegas, Nevada, which sold on March 15, 2005.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      Prior to adoption of the plan of liquidation, in accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold subsequent to December 31, 2004 or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. The following table summarizes the income and expense components that comprise discontinued operations for the two months ended August 31, 2005, the three months ended September 30, 2004, the eight months ended August 31, 2005 and the nine months ended September 30, 2004:

	Two Months	Three Months	Eight Months	Nine Months
	Ended	Ended	Ended	Ended
	August 31,	September 30,	August 31,	September 30,
	2005	2004	2005	2004

Rental income	$1,587,000	$3,045,000	$7,231,000	$9,120,000
Rental expenses	(699,000)	(1,331,000)	(3,152,000)	(4,051,000)
Depreciation and amortization	(23,000)	(1,019,000)	(495,000)	(2,936,000)

Income before other income and minority interest	865,000	695,000	3,584,000	2,133,000
Other (expense) income:
Interest expense (including amortization of deferred financing costs)	(395,000)	(672,000)	(1,517,000)	(1,934,000)
Other income	11,000	19,000	65,000	36,000
Minority interests	(246,000)	(50,000)	(1,083,000)	(107,000)

Income (loss) from discontinued operations	235,000	(8,000)	1,049,000	128,000
Gain on sale of real estate	—	—	6,674,000	—

	$235,000	$(8,000)	$7,723,000	128,000

      A summary of the properties held for sale balance sheet information is as follows:

December 31,
2004

Operating properties, net of accumulated depreciation of $3,501,000	$56,382,000
Identified intangible assets, net of accumulated amortization of $2,914,000	$9,073,000
Other assets	$1,481,000
Mortgage loans payable	$42,172,000
Identified intangible liabilities, net of accumulated amortization of $1,234,000	$3,126,000
Other liabilities	$1,390,000
Minority interests	$6,468,000

12.	Subsequent Events
      On October 18, 2005, a special liquidating distribution of $16,000,000 was made to our members of record primarily from the proceeds of the sale of our 50% TIC interest in the Netpark property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2005 (liquidation basis) and financial position at December 31, 2004 (going concern basis), together with the statement of changes in net assets for the month ended September 30, 2005 (liquidation basis), the results of operations and cash flows for the two and eight months ended August 31, 2005 (going concern basis) and three and nine months ended September 30, 2004(going concern basis), respectively.
Forward-Looking Statements
      Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; interest rates; competition; supply and demand for operating properties in our current and proposed market areas; accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; our ongoing relationship with our Manager (as defined below); litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or the SEC, of our Manager; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

      At a special meeting of our members on September 7, 2005, our members approved the plan of liquidation. The plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with the plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      The plan of liquidation gives our Manager’s board of managers, or the Board of Managers, the power to sell any and all of our assets without further approval by our members and provides that liquidating distributions be made to our members as determined by the Board of Managers. Although we can provide no assurances, we currently expect that the liquidation will be completed by September 30, 2006. As a result of the approval of the plan of liquidation by our members, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.
Critical Accounting Policies

Use of Estimates
      The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting require our Manager to make estimates and judgments that affect the reported amounts of assets, including net assets in liquidation, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting
      As a result of the approval of the plan of liquidation by our members, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, on August 31, 2005, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing the plan of liquidation, were adjusted to their estimated settlement amounts. Minority liabilities due to interests in properties held by tenants-in-common, or TICs, were offset against the respective properties. The valuation of real estate held for sale and investments in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our shareholders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Reserve for Estimated Costs During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing the plan of liquidation. We currently estimate that we will have liquidation costs in excess of cash inflows from our properties’ operations. Our Manager has agreed to bear all costs associated with public company filings, including all liquidation costs. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of our operations. These costs are estimated and are expected to be paid out over the liquidation period.
      The reserve for estimated costs during liquidation as of September 30, 2005 is as follows:

	August 31,	Cash Payments	September 30,
	2005	and Receipts	2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$653,000	$123,000	$776,000
Liabilities:
Liquidation costs	(872,000)	12,000	(860,000)

Total reserve for estimated costs during liquidation	$(219,000)	$135,000	$(84,000)

Net Assets in Liquidation
      The following is a reconciliation of total members’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 31, 2005:

Members’ equity at August 31, 2005 — going concern basis	$14,641,000
Increase due to estimated net realizable value of operating properties	12,255,000
Increase due to estimated net realizable value of unconsolidated investment	2,369,000
Reserve for estimated costs during liquidation	(219,000)
Decrease due to the write-off of other intangible assets and other liabilities	(4,201,000)

Adjustment to reflect the change to the liquidation basis of accounting	10,204,000

Estimated value of net assets in liquidation at August 31, 2005	$24,845,000

      The net assets in liquidation at September 30, 2005, would result in a liquidation distribution per member unit of approximately $4,155. This estimate for liquidation distribution per member unit includes projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and change in the underlying assumptions of the projected cash flow.

Property Held for Sale
      Prior to the adoption of the plan of liquidation, we accounted for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. On March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party and on September 30, 2005, we sold our interest in Netpark to an affiliated party. As a result, prior to the adoption of the plan of liquidation, we reclassified amounts related to Netpark and Bank of America Plaza West in the condensed consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Netpark and Bank of America Plaza West have been excluded from our results from continuing operations for all periods presented herein. The financial results for Netpark and Bank of America Plaza West are presented in our condensed consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the condensed consolidated balance sheets in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale,” “Liabilities — properties held for sale, net” and “Minority interests — property held for sale.”

Revenue Recognition and Allowance for Doubtful Accounts
      Prior to the adoption of the plan of liquidation, we recognized base rental income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. We maintained an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. We also maintained an allowance for deferred rent receivables arising from the straight-lining of rents. We determined the adequacy of this allowance by continually evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions. Rental revenue is recorded on a contractual basis under the liquidation basis of accounting.

Impairment
      Prior to the adoption of the plan of liquidation, our properties were stated at depreciated cost. We assessed the impairment of a real estate asset when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators we considered important which could trigger an impairment review included the following:

•	a significant negative industry or economic trend;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the manner in which the asset is used.
      In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We have not recorded any impairment losses for the two and eight months ended August 31, 2005 and the three and nine months ended September 31, 2004.
      As of August 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to August 31, 2005, all changes in the estimated fair value of operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Investments in Unconsolidated Real Estate
      Prior to the adoption of the plan of liquidation, we accounted for our investments in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investment in unconsolidated real estate” on our Condensed Consolidated Balance Sheet. We reported our proportionate share of the total earnings of our investments in unconsolidated real estate as “Equity in earnings (losses) of unconsolidated real estate” on our Condensed Consolidated Statements of Operations.
2005 Dispositions

Bank of America Plaza West
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada to an unaffiliated third party for a sales price of $24,000,000. We received cash proceeds of $11,768,000 after closing costs and other transactional expenses, and recorded a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.3% of the sales price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement, and sales commissions to unaffiliated brokers of $420,000, or 1.8%, of the sales price.

Netpark
      On September 30, 2005, we sold our 50% TIC, ownership interest in the Netpark property in Tampa, Florida to an affiliated party for a total sales price of $33,500,000. Because the property was sold to an affiliated party, our Manager engaged Stanger to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. Our cash proceeds were $15,249,000 after closing costs and other transaction expenses. At closing, we paid a disposition fee to Realty in the amount of $500,000, or 1.5% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
Results of Operations
      Due to the listing for sale and sale of our properties, our comparison of results of operations between periods is limited.

Comparison of the Two Months Ended August 31, 2005 and Three Months Ended September 30, 2004 and the Eight Months Ended August 31, 2005 and Nine Months Ended September 30, 2004.

	Two Months	Three Months			Eight Months	Nine Months
	Ended	Ended			Ended	Ended
	August 31,	September 30		Percent	August 31,	September 30,		Percent
	2005	2004	Change	Change	2005	2004	Change	Change

Expenses:
General and administrative	$—	$—	$—	—	$15,000	$87,000	$(72,000)	(82.76)%

Loss before other (expense) income, and discontinued operations	—	—	—	—	(15,000)	(87,000)	72,000	(82.76)%
Other (expense) income:
Interest expense	—	(3,000)	3,000	(100.00)%	(3,000)	(3,000)	—	—
Interest income	5,000	—	5,000	100.00%	76,000	1,000	75,000	7,500.00%
Equity in earnings (losses) of unconsolidated real estate	89,000	(139,000)	228,000	(164.03)%	373,000	(67,000)	440,000	(656.72)%

Income (loss) from continuing operations	94,000	(142,000)	236,000	(166.20)%	431,000	(156,000)	587,000	(376.28)%
Discontinued operations:
Gain on sale of real estate investments	—	—	—	—	6,674,000	—	6,674,000	—
Income (loss) from discontinued operations	235,000	(8,000)	243,000	(3,037.50)%	1,049,000	128,000	921,000	719.53%

Net income (loss)	$329,000	$(150,000)	$479,000	(319.33)%	$8,154,000	$(28,000)	$8,182,000	(29,221.43)%

      General and administrative expenses include the expenses associated with the operation of the company; however, the expenses do not include any costs of regulatory filings, as our Manager bears all such costs. General and administrative expenses decreased $72,000, or 82.76%, to $15,000 during the eight months ended August 31, 2005, compared to general and administrative expense of $87,000 for the nine months ended September 30, 2004. The $72,000 decrease for the eight months ended August 31, 2005 was primarily due to the $45,000, or 63%, decrease in tax preparation fees and the $39,000, or 54%, decrease in legal fees, offset by a $6,000, or 8%, increase in postage fees compared to the same period in the prior year.
      Interest expense decreased $3,000 to $0 during the two months ended August 31, 2005 when compared to the three months ended September 31, 2004. The decrease is attributable to the pay-off of our Cunningham loans in March 2005.
      Equity in earnings of unconsolidated real estate increased $228,000, or 164.03%, to $89,000 and $440,000, or 656.72%, to $373,000 during the two and eight months ended August 31, 2005, respectively, compared to equity in losses of $139,000 and $67,000 for the three and nine months ended September 30, 2004, respectively. The increase was primarily due to the reduction of depreciation and amortization at the Congress Center property due to the listing for sale of the property in 2005 and, accordingly, the cessation of depreciation of the property.
      Gain on sale of real estate investments was due to the gain on sale of the Bank of America Plaza West building on March 15, 2005.
      Income (loss) from discontinued operations increased $243,000, or 3,037.50%, to $235,000 and $921,000, or 719.53%, to $1,049,000 for the two and eight months ended August 31, 2005, respectively, compared to a loss of $8,000 and income of $128,000 for the three and nine months ended September 30, 2004, respectively. On March 15, 2005, Bank of America Plaza West was sold and on September 30, 2005, Netpark was sold. The increase in results over the prior period was primarily due to the reduction in depreciation and amortization due to classification of the assets as held for sale and, accordingly, the cessation of depreciation of the properties.

      As a result of the above items, net income for the two and eight months ended August 31, 2005 was $329,000 and $8,154,000, or $55.20 and $1,368.12 per basic and dilutive unit, respectively, compared with net loss of $150,000 and $28,000, or $25.17 and $4.69 per basic and dilutive unit, respectively, for the three and nine months ended September 30, 2004.

Operating Properties
      Prior to the adoption of the plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties are capitalized; the cost of maintenance and repairs is charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation were removed from the accounts and any gain or loss was reflected in operations.
      Prior to the adoption of the plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that its carrying amount may not be recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property. We recorded no impairment losses for the two and eight months ended August 31, 2005 and three and nine months ended September 30, 2004.
Liquidity and Capital Resources
      At September 30, 2005, our total assets and net assets in liquidation were $25,434,000 and $24,765,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with the plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to the plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity
      Prior to adoption of the plan of liquidation, our primary source of liquidity to fund distributions, debt service, leasing costs and capital expenditures was net cash from operations. As of December 31, 2004, our total debt as a percentage of total capitalization was 68.6%.
      We anticipate, but can not assure, that our cash flow from operations, distributions from our unconsolidated property and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.
      The plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our shareholders and provides that liquidating distributions be made to our members as determined at the discretion of our Board of Managers. Although we can provide no assurances, we currently expect that the liquidation will be completed by September 30, 2006.

Capital Resources
      Prior to the adoption of the plan of liquidation, our primary sources of capital were our real estate operations, ability to leverage any increased market value in the real estate assets we own, and our ability to obtain debt financing from third parties, including, without limitation, Cunningham Lending Group,

LLC, or Cunningham, which is solely owned by Anthony W. Thompson. We derive substantially all of our revenues from lease payments from tenants under leases at our properties. Therefore, our operating cash flow depends materially on the rents that we are able to charge our tenants and the ability of those tenants to make their rental payments. As of September 30, 2005, our primary source of capital is distributions from our unconsolidated property.
      Our primary uses of cash are to fund liquidating distributions to our unit holders and operating expenses. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, deferred maintenance on properties recently acquired and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.
      We believe that we will have sufficient capital resources to satisfy our liquidity needs over the next twelve months. We paid unit holders distributions of $13,056,000 during the eight months ended August 31, 2005. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the Board of Managers determined to no longer pay monthly distributions. In accordance with the plan of liquidation, the Board of Managers can make liquidating distributions from proceeds received from the sale of assets. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with the plan of liquidation.
Other Liquidity Needs
      As of September 30, 2005, the distribution rate has been the same among Class A, Class B and Class C unit holders. To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with the plan of liquidation.
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
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We also estimate that we will have $860,000 of commitments and expenditures during the liquidation period comprised of liquidation costs. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all. A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items.
      Liquidating distributions will be determined by the Board of Managers in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors the Board of Managers may deem relevant.
      The stated ranges of member distributions disclosed in the plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for the following reasons: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net assets could be higher; and (iii) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant.

Financing
      Mortgages payable, including mortgages payable secured by property held for sale, were $0 and $42,172,000 at September 30, 2005 and December 31, 2004, respectively. Mortgages payable as a percentage of total capitalization was 68.6% at December 31, 2004. Mortgages payable were paid-off due to the sales of our consolidated properties, Bank of American Plaza West on March 15, 2005 and Netpark on September 30, 2005.

Unconsolidated Debt
      Total mortgage debt of unconsolidated properties was $97,500,000 at September 30, 2005 and December 31, 2004. Our share of unconsolidated debt was $11,973,000 at September 30, 2005 and December 31, 2004.

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

Debt Service Requirements
      As of September 30, 2005, all debt has been repaid in full.

Contractual Obligations
      As of September 30, 2005, all debt has been repaid in full.

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. The Board of Managers based its decision on a number of factors including, among others, current market conditions and the significant and increasing cost of corporate compliance. The Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our members to liquidate our company and distribute the net proceeds to our members. The plan of liquidation was approved by our members on September 7, 2005.
Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. Due to the long-term nature of the leases, among other factors, however, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      On October 18, 2005, a special liquidating distribution of $16,000,000 was made to our members of record primarily from the proceeds of the sale of our 50% TIC interest in the Netpark property.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      As of September 30, 2005, all debt has been repaid in full.

Item 4.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our Manager, including our Manager’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Quarterly Report are certifications of our Manager’s chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under Exchange Act. We refer to these certifications as the Section 302 Certifications. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer, chief financial officer and chief accounting officer, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
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
      Pursuant to the Evaluation, after taking into account the above information, we have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC rules and forms.
      (b) Changes in internal control over financial reporting. During the three months ended September 30, 2005, we continued to develop our internal controls as follows: we continued to hire qualified and experienced personnel; we continued the design process for design and implementation of our policies and procedures including designing and implementing a training program; and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future and anticipate that the internal controls will be in place and functional over the next several quarters.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in securities offerings (including offerings by G REIT, Inc., T REIT, Inc. and A REIT, Inc.) and the exemption from the registration requirements of the Securities Act for the private offerings in which our Manager and its affiliated entities were involved and exemptions from the registration requirements of the Exchange Act for several entities. The SEC has requested financial and other information regarding these entities as well as the limited liability companies advised by our Manager, including us. Our Manager has advised us that it intends to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.
      At this time we cannot assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. We now have determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investments; certain operating expenses were not reflected in the operating results; and monthly mortgage and principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our members with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. The Board of Managers based its decision on a number of factors including, among others, current market conditions and the significant and increasing cost of corporate compliance. The Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our members to liquidate our company and distribute the net proceeds to our members. The plan of liquidation was approved by our members on September 7, 2005.

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
      On September 7, 2005, we held a Special Meeting of Members. We received proxies representing 66.59% of our 5,960 Units outstanding as of August 1, 2005, the record date. The number of votes for, against, abstaining, and withheld were as follows:

	For	Against	Abstain	Withheld

Approval of the plan of liquidation	3,917	50	2	0
Adjourn the meeting for more votes	3,942	0	27	0

Item 5.	Other Information.
      None.

Item 6.	Exhibits.
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

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
Date: November 21, 2005

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.