Form 10-K
period 2005-12-31
NNN 2002 VALUE FUND LLC
filed 2006-03-28
CIK 1178132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1551 N. Tustin Avenue, Suite 200
Santa Ana, California 92705
(Address of principal executive offices)
(877) 888-7348
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of Class:
Class A LLC Membership Interests
Class B LLC Membership Interests
Class C LLC Membership Interests
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
      As of June 30, 2005, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
      As of March 28, 2006, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC

i

PART I

Item 1.	Business
OUR COMPANY
      NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2005, we owned an interest in one unconsolidated office property.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. While we have no employees, certain employees of our Manager provide services to us in connection with the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager, as of December 31, 2005. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
      Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (877) 888-7348. We make our periodic and current reports available on our Manager’s website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any unit holder upon request. We do not maintain our own website or have an address or telephone number separate from our Manager. Since we pay a management fee to our Manager, we do not pay rent for the use of their space.
Plan of Liquidation
      During the fourth quarter of 2004, after reviewing the issues facing us and various strategic alternatives for maximizing unit holder value, the board of managers of our Manager, or the Board of Managers, concluded that we should begin to explore a plan of liquidation. On December 27, 2004, the Board of Managers approved the preparation of a plan of liquidation and dissolution of our company, subject to final approval of the Board of Managers and the unit holders. On June 14, 2005, the Board of Managers approved a plan of liquidation which was thereafter approved by our unit holders at a special meeting of our unit holders on September 7, 2005. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. Our plan of liquidation was approved by the Board of Managers based on (i) current market conditions, (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), (iii) an estimated greater return on unit holders’ investments, and (iv) the other factors discussed in more detail in our definitive proxy statement filed with the SEC on August 4, 2005. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by September 2006. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.
Developments During 2005

•	Our plan of liquidation was approved by our unit holders on September 7, 2005, and we adopted the liquidation basis of accounting as of August 31, 2005.

•	In October 2005, we paid a liquidating distribution of approximately $16,000,000, or $2,684.56 per unit.

•	During 2005, we sold our 100% owned property, Bank of America West, and our 50% interest in Netpark for net proceeds to us totaling $27,017,000.

•	As of December 31, 2005, Congress Center, of which we own 12.3%, is listed for sale.
Developments During 2006

•	In January 2006, we paid a liquidating distribution of approximately $1,500,000, or $251.68 per unit.
CURRENT INVESTMENT OBJECTIVES AND POLICIES
General
      In accordance with our plan of liquidation, our primary objective is to obtain the highest possible sales value for our remaining property, while maintaining current income from that investment. Pursuant thereto we have sought to:

•	preserve our unit holders’ capital investment;

•	generate cash through the sale of our remaining property interest; and

•	realize capital appreciation upon the ultimate sale of our remaining property interest.
      Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining property. However, we cannot assure you that we will attain all of these objectives or that unit holder capital will not decrease.
      References herein to our property, our remaining property or remaining asset or remaining property interest is to our 12.3% interest in a single office property.
Disposition Strategies
      In accordance with our plan of liquidation, we currently consider various factors when evaluating a potential property disposition. These factors include, without limitation, the following:

•	the ability to sell our remaining property interest at the highest possible price in order to maximize the return to the unit holders;

•	the ability to complete the transaction within the timeframe of our plan of liquidation; and

•	the ability of our buyers to finance the transaction.
Operating Strategies
      In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our remaining property interest through management strategies designed to address the needs of current and prospective tenants. Management strategies include:

•	managing costs and seeking to minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	refinancing our property when favorable financing terms are available to increase the cash flow.
FINANCING POLICIES
      To date, we have financed our investments through a combination of equity as well as secured debt. We may utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by the Board of Managers, are those which are used for hedging purposes rather than investment purposes. If an anticipated hedging transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.
TAX STATUS
      We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements except for insignificant amounts related to state franchise and income taxes.
DISTRIBUTION POLICY
      Following payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of the filing of a special proxy statement to solicit the required approval of our unit holders to liquidate our company. In accordance with our plan of liquidation, the Board of Managers can make liquidating distributions from proceeds received from the sale of assets at their discretion. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors the Board of Managers deem relevant.
COMPETITION
      We compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided and reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

      When we dispose of our remaining property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal.
      As of March 28, 2006, we own an interest in one unconsolidated office property located in Chicago, Illinois. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.
GOVERNMENT REGULATIONS
      Many laws and governmental regulations are applicable to our property and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.
      Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, our property has not been audited, nor have investigations of our property been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our property or restrict our ability to renovate our property. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.
      Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our property. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on our property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our properties, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.
      Use of Hazardous Substances by Some of Our Tenants. Some of our tenants routinely handle hazardous substances and wastes on our property as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with our property.
      Other Federal, State and Local Regulations. Our property is subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our property is currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our unit holders. We believe, based in part on engineering reports which are generally obtained at the time we acquire our properties, that our property complies in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

SIGNIFICANT TENANTS
      As of December 31, 2005, five of our tenants at Congress Center, our unconsolidated property, accounted for 10% or more of the aggregate annual rental income at that property.

		Percentage of		Lease
	2005 Annual	2005 Annual	Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,279,000	25.7%	76,000	04/25/12
North American Co. Life and
Health Ins.	$2,270,000	17.8%	101,000	02/28/12
Akzo Nobel, Inc.	$1,938,000	15.2%	90,000	12/31/13
US Treasury	$1,550,000	12.2%	37,000	02/28/13
GE Insurance Solutions	$1,447,000	11.4%	67,000	12/31/12

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2005.
      We are also subject to a concentration of regional economic exposure as we own an interest in one unconsolidated property located in Chicago, Illinois as of December 31, 2005. Regional economic downturns in Illinois could adversely impact our operations.
EMPLOYEES
      We have no employees or executive officers. Substantially all work performed for us is performed by employees of our Manager and its affiliates.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
      We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, we do not report segment information.
Item 1A.     Risk Factors
Risks Associated with Our Liquidation

We may delay or reduce our liquidating distributions.
      As of March 28, 2006, we estimate that our net proceeds from liquidation will be approximately $24,689,000 (of which $17,500,000 has been paid as of March 28, 2006) and we expect to distribute per unit approximately $4,338 for Class A, $4,127 for Class B and $3,954 for Class C in liquidating distributions (of which $2,936 per unit for each class has been paid as of March 28, 2006), which we anticipate paying by September 2006. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to you may be more or less than we currently estimate. In addition, the liquidating distributions may be paid later than we predict.

Our plan of liquidation allows for the sale of our property interest to affiliates.
      Our plan of liquidation provides that we may sell our property interest to an affiliate, but only if Stanger opines as to the fairness of the proposed transaction to us, from a financial point of view, or we conduct an appraisal of the underlying property as a condition to their approval and the proposed sale price is within the range of values provided by the appraisal. In no event will the Board of Managers approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view, (ii) Stanger concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions may be delayed or reduced.
      The consummation of any future potential sale transaction is subject to satisfaction of closing conditions. If the transaction contemplated by the sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the existing circumstances. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our unit holders would be delayed or reduced.

If we are unable to find buyers for our remaining property interest at our expected sales price, our liquidating distributions may be delayed or reduced.
      As of March 28, 2006, our remaining property interest is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions, we assumed that we would be able to find buyers for our remaining property interest at amounts based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find buyers for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unit holders would be delayed or reduced. Furthermore, the projected amount of liquidating distributions are based upon the appraisals of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from our remaining property interest may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.

Decreases in property values may reduce the amount that we receive upon the sale of our remaining property interest.
      The underlying value of our remaining property interest may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	terminations and renewals of leases by our tenants;

•	competition; and

•	changes in real estate tax rates and other operating expenses.
      Any reduction in the value of our one remaining property interest would make it more difficult for us to sell it for the amount that we have estimated. Reductions in the amount that we receive when we sell our remaining property interest could decrease or delay the payment of liquidating distributions to unit holders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.
      In calculating our estimated liquidating distributions, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the remaining property interest, which would reduce our liquidating distributions. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us that could result delayed or reduced liquidating distributions.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
      Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. The Board of Managers may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. The Board of Managers may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our unit holders may be delayed or reduced.

If we are not able to sell our remaining property interest in a timely manner, we may experience severe liquidity problems, may not be able to meet the demands of our creditors and ultimately become subject to bankruptcy proceedings.
      In the event we are not able to sell our remaining property interest within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations of our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we could ultimately become subject to bankruptcy proceedings.

We could be treated as a publicly-traded partnership for U.S. federal income tax purposes.
      We could be deemed to be a publicly-traded partnership for U.S. federal income tax purposes if our interests are either (i) traded on an established securities market, or (ii) readily tradable on a secondary market (or the substantial equivalent thereof). If we are treated as a publicly-traded partnership, we may be taxed as a corporation unless we meet certain requirements as to the nature of our income. In such circumstances, our income (including gains from the sale of our assets, if any) would be subject to corporate-level tax, which could reduce distributions to you. While we do not believe that we will be taxable as a corporation, we have not requested a ruling from the IRS and there can be no assurance that the IRS will not successfully challenge our status as a partnership.

We expect to incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.
      As a result of our obligation to register our securities with the SEC under the Exchange Act, we will be subject to the rules of the Exchange Act and related reporting requirements. This compliance with the reporting requirements of the Exchange Act will require timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could reduce or delay our liquidating distributions.

We expect to incur increasingly significant costs in connection with Sarbanes-Oxley compliance and we may become subject to liability for any failure to comply.
      The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We expect that our efforts to comply with the Sarbanes-Oxley Act and applicable laws and regulations will continue to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement and civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.
      We were formed prior to the enactment of these new corporate governance standards and did not intend to become subject to those provisions. As a result, we did not have all of the necessary procedures and policies in place at the time of their enactment. Any failure to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions under our plan of liquidation.

If we are unable to retain our Manager and sufficient executives and staff members of our Manager to complete our plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed or reduced.
      Our ability to complete any sale, to locate qualified buyers for our remaining property interest and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Manager’s officers, their familiarity with our assets, our counter-parties to any sale agreements and the market for our property, and their ability to efficiently manage the professionals in the process. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely affect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining asset at the expected price.
      Our ability to complete our plan of liquidation in a timely manner also depends on our Manager’s ability to retain its key employees. Our Manager’s employees may seek other employment rather than remain with our Manager throughout the process of liquidation. If our Manager is unable to retain appropriate qualified key executives and staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions might be delayed or reduced.

You may not receive any profits resulting from the sale of our remaining property, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
      In accordance with our plan of liquidation, you may experience a delay before receiving your share of the proceeds of such liquidation. In a liquidation, we may sell our remaining property either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on the asset at the time of sale as partial payment thereof. We do not have any limitations or restrictions on our right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from the sale, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we may receive initial down payments in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, you may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid.

Our entity value may be adversely affected by adoption of our plan of liquidation.
      In accordance with our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us. It may also preclude other possible courses of action not yet identified by the Board of Managers.

There can be no assurance that our plan of liquidation will result in greater returns to you on your investment within a reasonable period of time, than you would receive through other alternatives reasonably available to us.
      You will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While the Board of Managers believes that a liquidation will be more likely to provide you with a greater return on your investment within a reasonable period of time than you would receive through other alternatives reasonably available to us, such belief relies on certain assumptions and judgments concerning future events.

The Board of Managers may amend our plan of liquidation.
      The Board of Managers may amend our plan of liquidation without further unit holder approval, to the extent permitted by Virginia law. Thus, to the extent that Virginia law permits us to so do, we may decide to conduct the liquidation differently than was described in the proxy statement. Further, the Board of Managers may terminate our plan of liquidation without further action by our unit holders, except as may be prohibited by Virginia law.

The Board of Managers will have the authority to sell our remaining property interest under terms less favorable that those assumed for the purpose of estimating our net liquidation value range.
      The Board of Managers has the authority to sell our remaining property interest on such terms and to such parties as the Board of Managers determines in its sole discretion. Notably, you will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Our plan of liquidation may lead to unit holder litigation which could result in substantial costs and distract our Manager.
      Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, sometimes leads to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 28, 2006, no such lawsuits relative to our plan of liquidation were pending. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Manager’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of such damages; however, they may be significant and may reduce our cash available for liquidating distributions.

Our Manager’s executives, the members on its Board of Managers and our Manager have conflicts of interest that differ from our unit holders as a result of the liquidation.
      Our Manager, its affiliates and employees and members on the Board of Managers have interests in the liquidation that are different from your interests as a unit holder. The Board of Managers is aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.
      Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our properties. Our Manager has engaged Realty, an affiliate of our Manager, to provide a number of services in connection with our properties, including disposing of our property interests. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5% of the gross sales price of any of the properties if the terms of the sale are approved by us. We estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of up to $290,000 for disposing of our remaining property interest. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price, we estimate that the total fees that will be received by our Manager or Realty will range between $2,005,000 and $2,295,000. Moreover, if we sell our remaining property interest to an affiliate of us or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.
      Our Manager also is entitled to receive liquidating distributions pursuant to the Operating Agreement. As of December 31, 2005, we estimate that our Manager will receive approximately $1,354,000.

Our plan of liquidation has caused our accounting basis to change, which could require us to write-down our assets.
      In accordance with our plan of liquidation, we have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets have been stated at their estimated fair value and all of our liabilities (including those related to severance agreements) are recorded at the estimated amounts at which the liabilities are expected to be settled. We may make liquidating distributions that exceed the carrying amount of our net assets. However, we cannot assure you what the ultimate amounts of such liquidating distributions will be. Under the liquidation basis of accounting, the fair value of the assets and liabilities is estimated at each reporting period, and therefore, there is a risk that our assets may substantially decrease, due to revised estimates of the fair value or, that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. Write downs in our assets could reduce the price that a third party would be willing to pay to acquire your units or our assets.

We may be unable to sell our interest in a limited liability company at our expected value.
      We currently hold our Congress Center investment as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2005, our share of the estimated fair value of this property was $7,261,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may delay or reduce our liquidating distributions. Additionally, in order to realize a return on our investment, we presently intend to sell our interest in this LLC. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and thus cannot sell the underlying property in its entirety.

Unit holders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.
      If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each unit holder could be held liable for the payment to creditors of such unit holder’s pro rata portion of the excess, limited to the amounts previously received by the unit holder in distributions from us or the liquidating trust.
      If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to unit holders and/or holders of beneficial interests of the liquidation trust under our plan of liquidation.
Other Risks of Our Business

The pending SEC investigation of our Manager could result in regulatory actions against us which could negatively impact our ability to pay distributions.
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our private placement offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us, which could reduce and/or delay our liquidating distributions.

As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act, we may be subject to SEC enforcement action or other legal action.
      As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act, we may be subject to SEC enforcement action or other legal action. Such actions could restrict or eliminate certain exemptions available under the Securities Act or cause us or our Manager to incur financial liability in the form of fines or judgments and impose injunctive burdens on us. Under the Operating Agreement, we could be responsible for reimbursement or indemnification in the event that our Manager suffers damage as a result of any action involving us. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could reduce or delay our liquidating distributions.

Erroneous disclosure in the prior performance tables in our offering could result in lawsuits or other actions against us which could have a material adverse effect upon our business and results of operations.
      In connection with our offering of the sale of our units from May 15, 2000 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager has now determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could reduce or delay our liquidating distributions.

Distributions by us have included and will continue to include a return of capital.
      Distributions payable to our unit holders have included and will continue to include a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s adjusted tax basis. Distributions in excess of adjusted tax basis will generally constitute capital gain.

Due to the risks involved in the ownership of real estate, there is no guarantee of any return on our unit holders’ investments and our unit holders may lose some or all of their investments.
      By owning units, our unit holders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of your investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
      If our property interest decreases in value, the value of your investment will likewise decrease and you could lose some or all of your investment.

Our remaining property interest faces significant competition.
      We face significant competition from other owners, operators and developers of office properties. Our property faces competition from similar properties in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our remaining property interest, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our unit holders. At the time we dispose of our property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

The sale of our assets could cause you to recognize income in excess of cash distributions to you.
      We plan to sell, transfer or otherwise dispose of all of our assets in accordance with our plan of liquidation. The sale of our assets will generate taxable income or loss that must be taken into account by you based upon the amount of income or loss allocated to you. The amount of income, if any, derived from the sale of our assets may be greater than the amount of cash distributed to you in connection with such sale. Under certain circumstances, such cash distributions may not be sufficient to pay your tax liabilities resulting from the sale.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our unit holders.
      Our investments in our remaining office property is subject to varying degrees of risk that generally arise from the ownership of real estate. The underlying value of our property interest and the ability to make distributions to our unit holders depend upon the ability of the tenants of our property to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make lease payments and, consequently, would substantially reduce both our income from operations and our ability to make distributions to our unit holders. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our property is located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties, which could cause us to lose current or prospective tenants or cause us to reduce rental rates;

•	the ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.
      Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations, or other early termination of a lease could, depending upon the size of the leased premises and our Manager’s ability to successfully find a substitute tenant, have a material adverse effect on our revenues and cash available for distribution pursuant to our plan of liquidation.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in our remaining property interest.
      Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell our remaining property interest by December 31, 2006. However, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining property interest, we may not recoup the estimated fair value we have recorded as of December 31, 2005. We cannot provide assurance that we will be able to dispose of our remaining property interest by December 31, 2006. Consequently, the sale price may not recoup or exceed the amount of our investment.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in our remaining property interest.
      Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 28, 2006, we only have an interest in one property located in Illinois. The geographic concentration of this property exposes us to economic downturns in this region. A regional recession in this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Manager or its affiliates. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.

Due to our ownership of only a single property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at Congress Center, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations.
      As of March 28, 2006, rent paid by the tenants at the Congress Center property represented 100% of our annualized revenues. The revenue generated by this property is substantially dependent on the financial condition of the significant tenants at the property and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these significant tenants may result in the failure or delay of such tenants’ rental payments which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.
      We endeavor to maintain comprehensive insurance on the property we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of our property, we could lose both our invested capital and anticipated profits from such property. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance makes it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our unit holders’ best interests and may subject these investments to increased risks.
      We acquired our interest in the Congress Center property through a co-ownership arrangement with affiliates of our Manager. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. This acquisition was financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). The terms of this co-ownership arrangement may be more favorable to the co-owner(s) than to our unit holders. In addition, investing in properties through co-ownership arrangements subjects that investment to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our unit holders; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

      Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interests subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our unit holders. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our unit holders.

There is currently no public market for our units. Therefore, it will likely be difficult for you to sell your units and, if you are able to sell your units, you will likely do so at a substantial discount from the price you paid.
      There currently is no public market for our units. Additionally, the Operating Agreement contains restrictions on the ownership and transfer of our units, and these restrictions may inhibit your ability to sell your units. It may be difficult for you to sell your units promptly or at all. If you are able to sell your units, you may only be able to do so at a substantial discount from the price you paid.

We do not expect to register as an investment company under the Investment Company Act of 1940 and therefore we will not be subject to the requirements imposed on an investment company by such Act.
      We believe that we will not operate in a manner that requires us to register as an “investment company” under the Investment Company Act of 1940, or the Act. Investment companies subject to this Act are required to comply with a variety of substantive requirements such as requirements relating to:

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
      In order to maintain our exemption from regulation under the Act, we must engage primarily in the business of buying real estate. In addition, in order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may reduce the cash available for distribution to unit holders and possibly lower your returns.

If we are required to register as an investment company under the Investment Company Act of 1940, the additional expenses and operational limitations associated with such registration may reduce your investment return.
      We do not expect that we will operate in a manner that requires us to register as an “investment company” under the Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as “investment securities” as such term is defined under this Act and the value of such assets exceeds 40% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.
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

Our success will be dependent on the performance of our Manager as well as key employees of our Manager.
      We are managed by our Manager, subject to the oversight of the Board of Managers. Thus, our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Manager and its key employees in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Manager and the oversight of the Board of Managers as well as the management of any entities or ventures in which we co-invest. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow, and restrictive covenants in our loan documents may restrict our operating activities.
      We rely on borrowings and other external sources of financing to partially fund capital expenditures and other items. As of December 31, 2005, there was $97,500,000 of debt outstanding related to our unconsolidated property, our share of which was $11,973,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
      In addition, if we cannot meet our required mortgage payment obligations, the property subject to such mortgage indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
      The mortgages on our property contain customary restrictive covenants, including provisions that may limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.
      If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to, including, without limitation, seize our income from the property securing the loan or legally declare a default on the obligation, require us to repay the debt immediately and foreclose on the property securing the loan. If we were to breach such covenants or obligations, we may then have to sell our remaining property interest either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions.

The pending SEC investigation of our Manager could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.
      We rely on debt financing for meeting capital expenditure obligations, among other things. The SEC investigation of our Manager described above, or any related enforcement action by government authorities against our Manager or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, which could reduce and/or delay our liquidating distributions.

If we purchased our remaining property interest at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, the real estate we purchased may not appreciate or may decrease in value.
      The commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchased real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We have terminated our regular monthly distributions; future distributions are at the discretion of the Board of Managers.
      Following payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of our plan of liquidation. Future liquidating distributions will be made from proceeds received from the sale of our remaining property interest, and will be determined at the discretion of the Board of Managers. Liquidating distribution amounts will depend on net proceeds received from the sale of our remaining property interest, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors the Board of Managers deem relevant. Our ability to pay liquidating distributions may be adversely affected by the risks described herein.

Our past performance is not a predictor of our future results.
      Neither the track record of our Manager in managing us, nor its performance with entities similar to ours shall imply or predict (directly or indirectly) any level of our future performance or the future performance of our Manager. Our Manager’s performance and our performance is dependent on future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events for a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics relevant to buyers and sellers of assets, varying degrees of competition and varying circumstances pertaining to the capital markets.

The conflicts of interest described below may mean we will not be managed solely in the best interests of our unit holders.
      Our Manager’s executives and the members on its board of managers have conflicts of interest relating to the management of our business and properties. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our unit holders.
      Our Manager also advises G REIT, Inc., T REIT, Inc., NNN 2003 Value Fund, LLC and other private TIC programs and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of the members of the Board of Managers and key executives of our

Manager also serve as officers and directors of G REIT, Inc., T REIT, Inc. and NNN 2003 Value Fund, LLC. Mr. Thompson and the members of the Board of Managers and key executives of our Manager collectively own approximately 43% of our Manager. As officers, directors, managers and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their fiduciary obligations to us and their fiduciary obligations to, and pecuniary interests in, our Manager and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager devotes to us, because they will be providing similar services to G REIT, Inc., T REIT, Inc., NNN 2003 Value Fund, LLC and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Manager and its affiliates.
      If our Manager or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our unit holders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to our unit holders as these agreements otherwise would have been.
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

Item 2.	Properties
Real Estate Investments
      As of December 31, 2005, we own an interest in one unconsolidated property in Chicago, Illinois. Our interest in the unconsolidated property is held as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The unconsolidated property has an aggregate gross leaseable area, or GLA, of approximately 525,000 square feet.
      During the year ended December 31, 2005, we sold our interests in two consolidated properties.
      The following table presents certain additional information about our property as of December 31, 2005:

	Property	GLA	%	Date	Annual	% Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	per Sq Ft(3)

Unconsolidated Property:
Congress Center	Chicago, IL	525,000	12.3%	1/9/03	$12,737,000	90.3%	$26.87

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2005.

(2)	Physical occupancy as of December 31, 2005.

(3)	Average effective annual rent per leased square foot as of December 31, 2005.
      Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value.

      The following information generally applies to our property as of December 31, 2005:

•	we believe the property is adequately covered by insurance and is suitable for its intended purposes;

•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and

•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.
      The following is a summary of our organizational structure and ownership information for our one unconsolidated property interest we own as of December 31, 2005:
NNN 2002 Value Fund, LLC
Congress Center
      The following is a summary of our relationship with entities with ownership interests in Congress Center as of December 31, 2005:
Indebtedness
      As of December 31, 2005, there were secured mortgage loans outstanding related to our unconsolidated property, our share of which approximates $11,973,000. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings
SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our private placement offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.
Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and private investment programs sponsored by our Manager. Our Manager has now determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.
      Following consideration of alternatives to address the errors in the prior performance tables, the Board of Managers determined that a liquidation and dissolution of our company would provide our unit holders with greater returns on their investments than would otherwise be realized if we continued to operate as a public reporting company. The Board of Managers based its decision on a number of factors including, among others, current market conditions and the significant and increasing cost of corporate compliance. The Board of Managers approved the preparation and filing of a special proxy to solicit the vote of our unit holders to liquidate our company and distribute the net proceeds to our unit holders. Our plan of liquidation was thereafter approved by our unit holders on September 7, 2005.
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
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities
Market Information
      There is no established public trading market for our units.
      As of December 31, 2005, there were no outstanding options or warrants to purchase, or securities convertible into, units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.
Unit Holders
      As of March 28, 2006, there were 547 unit holders of record, with 205, 209 and 207 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.
Distributions
      The Operating Agreement provides that Class A unit holders receive a 10% per annum cumulative return, or a 10% priority return, Class B unit holders receive a 9% per annum cumulative return, or a 9% priority return, and Class C unit holders receive an 8% per annum cumulative return, or an 8% priority return.
      The distributions declared per Class A unit in each quarter since January 1, 2003 are as follows:

Quarters Ended	2005	2004	2003

March 31	$106	$100	$100
June 30	$2,049	$100	$100
September 30	N/A	$104	$100
December 31	$2,685	$106	$100
      The distributions declared per Class B unit in each quarter since January 1, 2003 are as follows:

Quarters Ended	2005	2004	2003

March 31	$106	$100	$100
June 30	$2,049	$100	$100
September 30	N/A	$104	$100
December 31	$2,685	$106	$100
      The distributions declared per Class C unit in each quarter since January 1, 2003 are as follows:

Quarters Ended	2005	2004	2003

March 31	$106	$100	N/A
June 30	$2,049	$100	$66.7
September 30	N/A	$104	$100
December 31	$2,685	$106	$100
      Following the payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of the filing of the special proxy statement to solicit the required approval of our unit holders to liquidate our company. During the fourth quarter of 2004, after reviewing the issues facing us, and various strategic alternatives for maximizing unit holder value, the Board of Managers, concluded that we should begin to explore a plan of liquidation. On December 27, 2004, the Board of Managers approved the preparation of a plan of liquidation and dissolution of our company, subject to final approval of the Board of Managers and the unit holders.
      At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers in their sole discretion. Liquidating distributions will be determined based on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors the Board of Managers may deem relevant.
      In October 2005, we paid a liquidating distribution of approximately $16,000,000, or $2,685 per unit.
      Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes in the future. To the extent that prior distributions have been inconsistent with the distribution priorities specified in the Operating Agreement, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation.
      Distributions payable to unit holders have included a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s adjusted tax basis. Distributions in excess of adjusted tax basis will generally constitute capital gain.
      The stated ranges of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for the following reasons: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net assets could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated.
Equity Compensation Plan Information
      We have no equity compensation plans as of December 31, 2005.

Item 6.	Selected Financial Data
      The following should be read with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
      The information on changes to our net assets since our adoption of the liquidation basis of accounting on August 31, 2005 is presented in the table below in a format consistent with our financial statements under Item 15 of this annual report on Form 10-K. The following tables present summarized consolidated financial information including changes in net assets in liquidation, operating results, net assets in liquidation, balance sheet information and cash flows on the liquidation and going concern bases for the respective periods.

Liquidation Basis

Selected Financial Data(1)	As of December 31, 2005

STATEMENT OF NET ASSETS:
Total assets	$9,571,000
Net assets in liquidation	8,689,000
Net asset value per unit	$1,457.89

Liquidation Basis

Period from
August 31, 2005
through
December 31, 2005

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$24,845,000
Changes to reserve for estimated costs in excess of receipts during liquidation	(652,000)
Net increase in fair value	496,000
Distributions to unit holders	(16,000,000)

Change in net assets in liquidation	(16,156,000)

Net assets in liquidation, end of period	$8,689,000

	Going Concern Basis

	As of December 31,

Selected Financial Data(1)	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$73,235,000	$75,228,000	$21,836,000
Mortgage loans payable, including property held for sale	42,172,000	41,036,000	14,141,000
Unit holders’ equity	19,331,000	21,965,000	6,926,000
Book value per unit	$3,243.46	$4,522.34	$17,668.37

	Going Concern Basis

	Period from			Period from May 15,
	January 1, 2005			2002 (Date of
	through	Years Ended December 31,		Inception) through
	August 31,			December 31,
	2005	2004	2003	2002

OPERATING DATA:
Total revenues	$—	$—	$—	$—

Income (loss) from continuing operations before discontinued operations and gain on sale of real estate investments	431,000	(380,000)	61,000	(63,000)
Discontinued operations, including gain on sale	7,723,000	196,000	(596,000)	(109,000)

Net income (loss)	$8,154,000	$(184,000)	$(535,000)	$(172,000)

Income (loss) per unit, basic and diluted(2):
Income (loss) from continuing operations	$72.31	$(63.76)	$12.56	$(160.71)
Income (loss) from discontinued operations	1,295.81	32.89	(122.71)	(278.06)

Net income (loss) per unit	$1,368.12	$(30.87)	$(110.15)	$(438.77)

OTHER DATA:
Cash flows provided by operating activities	$3,378,000	$2,984,000	$2,140,000	$698,000
Cash flows provided by (used in) investing activities	22,977,000	(2,170,000)	(47,060,000)	(7,959,000)
Cash flows (used in) provided by financing activities	(22,334,000)	(1,326,000)	42,176,000	11,584,000
Distributions declared(2)	12,844,000	$2,450,000	$1,947,000	$80,000
Distributions declared per unit	$2,155	$410	$400	$100

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	Net income (loss) and distributions per unit are based upon our weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our historical consolidated financial statements and related notes thereto included elsewhere in this report.
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

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; interest rates; competition; supply and demand for operating properties in our current market areas; accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Manager (as defined below); litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or SEC, of our Manager; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
Overview and Background
      We are a Virginia limited liability company formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders may vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our unit holders.
      Triple Net Properties, or our Manager, which is 36% owned by Anthony W. Thompson, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
      At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives the board of managers of our Manager, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by September 2006. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.
Business Strategy and Plan of Liquidation
      As set forth in our registration statement on Form 10, originally filed on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of that act. As a result of (i) current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), during the fourth quarter of 2004, our Manager began to investigate whether liquidating at that time would provide you with a greater return on your investment than any other alternative. After reviewing the issues facing us, the Board of Managers approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting on September 7, 2005.
      Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by September 2006. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.
      In accordance with our plan of liquidation, we continued to actively manage our property portfolio to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining property interest.
Dispositions in 2005

Bank of America Plaza West — Las Vegas, Nevada
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada, of which we owned 100%, to an unaffiliated third party, for a total sales price of $24,000,000. We received cash proceeds of $11,768,000 after closing costs and other transactional expenses, and recorded a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.3% of the sales price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement, and we paid sales commissions to unaffiliated brokers of $420,000, or 1.8% of the sales price.

Netpark — Tampa, Florida
      On September 30, 2005, we sold our 50% interest in the Netpark property in Tampa, Florida to an affiliated party for a total sales price of $33,500,000. Because the property was sold to an affiliated party, our Manager engaged Stanger to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. Our cash proceeds were $15,249,000 after closing costs and other transaction expenses. At closing, we paid a disposition fee to Realty in the amount of $500,000, or 1.5% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Acquisitions in 2003

Congress Center — Chicago, Illinois
      On January 9, 2003, we, as a member of Congress Center, LLC, a Delaware limited liability company, purchased a 12.3% interest in Congress Center, a 16-story Class A office building of 525,000 square feet of GLA located in Chicago, Illinois.
      Congress Center is owned by the following interest holders as tenants in common:

Tenant in Common	Interest Held

G REIT Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      NNN Congress Center, LLC, which owns an aggregate 28.9% interest in Congress Center, is owned by the following members, with the proportionate membership interest and interest in Congress Center listed next to each:

	Membership Interest in
Member	NNN Congress Center, LLC	Interest in Congress Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      Affiliated entities purchased the remaining undivided tenant in common interests in the property. The total purchase price for Congress Center was $136,108,000. Our total investment was $6,811,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the total purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. Both the mortgage and mezzanine loans were refinanced on September 3, 2004 in the amount of $97,500,000. The owners are jointly and severally liable for the total debt of $97,500,000, which consists of the following three loans: $80,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; $15,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; and $2,500,000, with interest only payments until October 1, 2006 at which time principal and interest is due monthly on a 30-year amortization at an fixed interest rate of 7.0% per annum. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 by Congress Center along with $253,000 in prepayment penalties related to the early termination of the loan.

Netpark — Tampa, Florida
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

      At the time of the acquisition, we and other purchasers obtained a non-recourse loan from an unaffiliated lender in the amount of $31,500,000, with monthly interest only payments until June 6, 2006, at which time the loan must be paid in full or refinanced. The loan bears interest at LIBOR plus 300 basis points. The rate was 5.35% as of December 31, 2004.
Critical Accounting Policies

Use of Estimates
      The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Liquidation Basis of Accounting
      As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, on August 31, 2005, assets were adjusted to their estimated fair value on an undiscounted basis. Liabilities, including estimated costs in excess of receipts associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities due to interests in properties held by TICs were offset against the respective properties. The valuation of real estate held for sale and our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Reserve for Estimated Costs in Excess of Receipts During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflow from our properties, and have therefore recorded a reserve for this excess of costs over operating inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

      The change in the reserve for estimated costs in excess of receipts during liquidation for the period from August 31, 2005 through December 31, 2005 is as follows:

	August 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$653,000	$(9,000)	$(92,000)	$552,000
Liabilities:
Liquidation costs	(872,000)	7,000	(558,000)	(1,423,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(219,000)	$(2,000)	$(650,000)	$(871,000)

Net Assets in Liquidation
      The following is a reconciliation of total unit holders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 31, 2005:

Unit holders’ equity as of August 31, 2005 — going concern basis	$14,641,000
Increase due to estimated net realizable value of operating properties	12,255,000
Increase due to estimated net realizable value of unconsolidated investment	2,369,000
Reserve for estimated costs in excess of receipts during liquidation	(219,000)
Decrease due to the write-off of other intangible assets and other liabilities	(4,201,000)

Adjustment to reflect the change to the liquidation basis of accounting	10,204,000

Estimated value of net assets in liquidation as of August 31, 2005	$24,845,000

      The net assets in liquidation plus liquidating distributions as of December 31, 2005, would result in liquidating distributions per unit of approximately $4,338 for Class A, $4,127 for Class B and $3,954 for Class C. This estimate for liquidating distributions per unit includes projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flow.

Property Held for Sale
      Prior to the adoption of our plan of liquidation, we accounted for our properties held for sale in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. In addition, a property being held for sale ceases to be depreciated.
      On March 15, 2005, we sold Bank of America Plaza West to an unaffiliated third party and on September 30, 2005, we sold our interest in Netpark to an affiliated party. As a result, prior to the adoption of our plan of liquidation, we reclassified amounts related to Netpark and Bank of America Plaza West in the consolidated financial statements to reflect the reclassification required by SFAS No. 144.
      Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Netpark and Bank of America Plaza West have been excluded from our results from continuing operations for all periods presented herein. The financial results for Netpark and Bank of America Plaza West are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheets in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale,” “Liabilities — properties held for sale, net” and “Minority interests — property held for sale.”

Revenue Recognition, Tenant Receivables and Allowance for Doubtful Accounts
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, we recognized base rental revenue income on a straight-line basis over the terms of the respective lease agreements (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements were credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses is recognized as revenue in the period in which the related expenses are incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
      Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. In accordance with our plan of liquidation, as of December 31, 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable value.

Impairment
      Prior to the adoption of our plan of liquidation, our properties were carried at the lower of historical cost less accumulated depreciation or fair value. We assessed the impairment of a real estate asset when events or changes in circumstances indicated that the net book value may not be recoverable. Indicators which we considered important and which we believed could trigger an impairment review included the following:

•	significant negative industry or economic trend;

•	significant underperformance relative to historical or projected future operating results; and

•	significant change in the manner in which the asset was used.
      In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimation of expected future net cash flows was inherently uncertain and relied on subjective assumptions dependent upon future and current market conditions and events that affected the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.
      We did not record any impairment losses for the period from January 1, 2005 through August 31, 2005 or the years ended December 31, 2004 and 2003.
      As of August 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to August 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Investment in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, we accounted for our investment in unconsolidated real estate operating properties using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investment in unconsolidated real estate as “Investment in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investment in unconsolidated real estate as “Equity in earnings (loss) of unconsolidated real estate” on our consolidated statements of operations.
Factors Which May Influence Future Changes in Net Assets in Liquidation

Rental Income
      The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations
      As of December 31, 2005, our unconsolidated property was 90.3% leased to 11 tenants. None of the leases for the existing GLA expires during 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by September 2006, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation.
Changes In Net Assets In Liquidation

Period from August 31, 2005 through December 31, 2005
      Net assets in liquidation decreased $16,156,000 during the period from August 31, 2005 through December 31, 2005. The primary reason for the decrease in our net assets was due to the payment of $16,000,000 in distributions to our unit holders in October 2005 and increases in estimated liquidation costs, offset by increases in the value of real estate assets as a result of sales.
Results of Operations
      Our operating results are primarily comprised of income derived from our properties. Because of the adoption of our plan of liquidation all operating activity from the properties for the period from January 1, 2005 through August 31, 2005 and the years ended December 31, 2004 and 2003, have been reclassified to discontinued operations.

Comparison of the results of operations for the period from January 1, 2005 through August 31, 2005 to the year ended December 31, 2004

	Period from
	January 1, 2005	Year Ended
	through	December 31,		Percentage
	August 31, 2005	2004	Change	Change

Expenses:
General and administrative	$15,000	$99,000	$(84,000)	(84.8)%

Loss before other income (expense) and discontinued operations	(15,000)	(99,000)	84,000	(84.8)%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(3,000)	(9,000)	6,000	(66.7)%
Interest income	76,000	—	76,000	—
Dividend income	—	6,000	(6,000)	(100.0)%
Equity in earnings (loss) of unconsolidated real estate	373,000	(278,000)	651,000	(234.2)%

Income (loss) from continuing operations before discontinued operations	431,000	(380,000)	811,000	(213.4)%
Gain on sale of real estate investments	6,674,000	—	6,674,000	—
Income from discontinued operations — property held for sale, net	1,049,000	196,000	853,000	435.2%

Net income (loss)	$8,154,000	$(184,000)	$8,338,000	(4,531.5)%

      The following discussion of results of operations for the period from January 1, 2005 through August 31, 2005 compared to the year ended December 31, 2004 does not contain comparable periods; however such comparison is provided to present a discussion of general trends in the operating results of the Company.
      General and administrative expenses include the expenses associated with the operation of the company; however, the expenses do not include any costs of regulatory filings, as our Manager bears all such costs. General and administrative expenses decreased $84,000, or 84.8%, to $15,000 for the period from January 1, 2005 through August 31, 2005 compared to general and administrative expense of $99,000 for the year ended December, 2004. The decrease was primarily due to the $76,000, or 90.4%, decrease in legal fees.
      Interest expense decreased $6,000 to $3,000 for the period from January 1, 2005 through August 31, 2005 compared to $9,000 for the year ended December 31, 2004. The decrease is attributable to the pay-off of our loan with Cunningham Lending Group, LLC, or Cunningham, in March 2005.
      Equity in earnings of unconsolidated real estate increased $651,000, or 234.2%, to $373,000 during the period from January 1, 2005 through August 31, 2005 compared to equity in losses of $278,000 for the year ended December 31, 2004. The increase was primarily due to the reduction of depreciation and amortization at the Congress Center property due to the listing for sale of the property in 2005 and, accordingly, the cessation of depreciation on the property.
      Gain on sale of real estate investments was due to the gain on sale of the Bank of America Plaza West building on March 15, 2005.
      Income from discontinued operations increased $853,000, or 435.2%, to $1,049,000, for the period from January 1, 2005 through August 31, 2005 compared to $196,000 for the year ended December 31, 2004. On March 15, 2005, we sold Bank of America Plaza West and on September 30, 2005 we sold Netpark. The increase in results over the prior period was primarily due to the reduction in depreciation and amortization due to classification of the assets as held for sale and, accordingly, the cessation of depreciation on the properties.
      As a result of the above items, net income for the period from January 1, 2005 through August 31, 2005 was $8,154,000, or $1,368.12 per basic and diluted unit, compared with net loss of $184,000, or $30.87 per basic and diluted unit, for the year ended December 31, 2004.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

	Years Ended December 31,
				Percentage
	2004	2003	Change	Change

Expenses:
General and administrative	$99,000	$69,000	$30,000	43.4%

Loss before other income (expense) and discontinued operations	(99,000)	(69,000)	(30,000)	43.4%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(9,000)	—	(9,000)	—
Interest income	—	46,000	(46,000)	(100.0)%
Dividend income	6,000	—	6,000	—
Equity in earnings (loss) of unconsolidated real estate	(278,000)	84,000	(362,000)	(430.9)%

Income (loss) from continuing operations before discontinued operations	(380,000)	61,000	(441,000)	(723.0)%
Income (loss) from discontinued operations — property held for sale, net	196,000	(596,000)	792,000	(132.9)%

Net loss	$(184,000)	$(535,000)	$351,000	(65.6)%

      General and administrative expenses consist primarily of third party professional, legal fees and related office expenses required to maintain our accounting records. General and administrative expenses increased by $30,000, or 43.4%, to $99,000 for the year ended December 31, 2004, when compared with the same period of the prior year. $42,000, or 140%, of the increase was due to increased tax preparation costs in 2004 when compared to the same period of the prior year and increased legal expenses of $39,000, or 130%, due to increased costs of compliance with state regulatory requirements, offset by a decrease in bad debt expense of $50,000, or 166.7%.
      Interest expense was $9,000 for the year ended December 31, 2004. The increase from prior year was due to interest expense on various non-recourse notes from Cunningham.
      Interest income decreased by $46,000, or 100%, for the year ended December 31, 2004, when compared with the same period of the prior year. The decrease was due to the investment of the equity offering proceeds in properties.
      Equity in earnings (loss) of unconsolidated real estate decreased by $362,000, or 431.0%, to a loss of $278,000 for the year ended December 31, 2004, when compared with the same period of the prior year. The decrease was due to our proportionate share of operating losses sustained on Congress Center of $278,000, which includes our proportionate share of the write off of prepaid loan costs of $102,000 due to the refinancing of the Congress Center property.
      Income (loss) from discontinued operations increased $792,000, or 132.9%, to income of $196,000 for the year ended December 31, 2004. The increase is primarily due to operating results from the Bank of America West property which increased $535,000, or 67.6%, and the Netpark property which increased $258,000, or 32.6%, when compared with the same period of the prior year.

      As a result of the above items, net loss for the year ended December 31, 2004 was $184,000, or $30.87 per basic and diluted unit, and $535,000, or $110.15 per basic and diluted unit for the year ended December 31, 2003.
Liquidity and Capital Resources
      As of December 31, 2005, our total assets and net assets in liquidation were $9,571,000 and $8,689,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Our Manager estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity
      We anticipate, but cannot assure, that our cash flow from operations and sales of property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the timing of property sales and the maturity of certain debt obligations coming due, we may need to refinance some properties and/or request extensions of the terms of existing financing agreements.
      Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by September 2006.

Other Liquidity Needs
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid unit holders liquidating distributions of $16,000,000 during the period from August 31, 2005 through December 31, 2005. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of our plan of liquidation. In accordance with our plan of liquidation, the Board of Managers can make liquidating distributions from proceeds received from the sale of assets at their discretion.
      As of December 31, 2005, we estimate that we will have $1,423,000 of commitments and expenditures during the liquidation period, comprised mainly of liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all.
      A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured and unsecured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
      Liquidating distributions will be determined by the Board of Managers in their sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors the Board of Managers may deem relevant. To the extent any distributions are made to our unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to our unit holders for federal income tax purposes to the extent of basis in our stock, and generally as capital gain thereafter.

      The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; and (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant.
      Our distributions of amounts in excess of our taxable income have resulted in a return of capital to our unit holders. The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004 and 2003, was as follows:

	Years Ended December 31,

	2005		2004		2003

Ordinary income	$144,000	0.5%	$732,000	30.0%	$137,000	7.7%
Capital gain	14,843,000	51.1%	—	—	—	—
Return of capital	14,069,000	48.4%	1,705,000	70.0%	1,646,000	92.3%

	$29,056,000	100.0%	$2,437,000	100.0%	$1,783,000	100.0%

      Subsequent to August 31, 2005, approximately $16,000,000 of liquidating distributions were paid and are treated by unit holders as a return of capital to the extent of a unit holder’s basis in our equity. Distributions in excess of the unit holder’s basis are treated as a capital gain.
      Subject to the Board of Managers actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, dispositions of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will instead, seek to refinance such debt at maturity or retire such debt through the disposition of the underlying property.
      If we experience lower occupancy levels, reduced rental rates, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could impact the financial results, our ability to pay current liabilities as they come due and other unanticipated cash needs.

Cash Flows

Comparison of the period from January 1, 2005 through August 31, 2005 to the year ended December 31, 2004
      Cash flows provided by operating activities increased by $394,000 for the period from January 1, 2005 through August 31, 2005 compared to the year ended December 31, 2004. The increase was primarily due to increased cash provided from net income as well as increases in accounts payable and accrued liabilities.
      Cash flows provided by investing activities were $22,977,000 for the period from January 1, 2005 through August 31, 2005 compared to cash used in investing activities of $2,170,000 for the year ended December 31, 2004. The source of cash in 2005 was primarily due to the proceeds from the sale of Bank of America Plaza West on March 15, 2005. The cash used in 2004 was primarily for capital expenditures.
      Cash flows used in financing activities were $22,334,000 for the period from January 1, 2005 through August 31, 2005. The decrease of $21,008,000 during 2005 compared to 2004 was primarily due to the payoff of the mortgage loan in conjunction with the sale of Bank of America Plaza West on March 15, 2005.

In addition, net cash distributions paid in the period from January 1, 2005 through August 31, 2005 were $13,056,000 compared to $2,437,000 in 2004.
      As a result of the above, cash and cash equivalents increased $4,021,000 for the period from January 1, 2005 through August 31, 2005 to $5,088,000.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
      Cash flows provided by operating activities increased by $844,000 to $2,984,000 for the year ended December 31, 2004 compared to the same period of the prior year. The increase was primarily due to increased cash provided by net income.
      Cash flows used in investing activities were $2,170,000 for the year ended December 31, 2004. The decrease of $44,890,000 in 2004 compared to 2003 was primarily due to the purchase of Netpark of $40,205,000 in 2003. The use of cash in 2004 was primarily for capital expenditures of $2,168,000 for tenant improvements at Netpark.
      Cash flows used in financing activities were $1,326,000 for the year ended December 31, 2004. The decrease of $43,502,000 during 2004 compared to 2003 was primarily due to the issuance of the mortgage loan payables for the purchase of Netpark of $31,500,000 in 2003 and the issuance of 4,227 units during 2003 that resulted in net proceeds of $17,521,000. Distributions remained relatively constant when comparing the two years.
      As a result of the above, cash and cash equivalents decreased $512,000 for the year ended December 31, 2004 to $1,067,000.

Capital Resources

General
      Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, without limitation Cunningham, which is wholly owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make rental payments. As of December 31, 2005, our primary source of capital is distributions from our unconsolidated property.
      The primary uses of cash are to fund liquidating distributions to our unit holders and operating expenses. We may also regularly require capital to invest in our existing portfolio of operating assets in connection with routine capital improvements, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.

Financing
      Mortgages payable, including mortgages payable secured by property held for sale, were $0 and $42,172,000 as of December 31, 2005 and 2004, respectively. Mortgages payable as a percentage of total capitalization decreased to 0% as of December 31, 2005 from 68.6% as of December 31, 2004. The decrease was due to the mortgages payable secured by property held for sale were paid in full in connection with the sale of both consolidated properties.
      We did not have any restricted cash as of December 31, 2005 that is held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.
      We currently have no principal debt repayments or monthly interest payments on debt.

Notes Payable Due to Related Parties

Cunningham Lending Group, LLC
      As of December 31, 2004, we had outstanding a total of $482,000 from Cunningham. The notes were unsecured and required interest only payments at a rate of 10% per annum with the principal and any accrued interest due at various dates throughout 2005. As of December 31, 2004, all accrued interest had been paid.
      On January 11, 2005, a note in the amount of $210,000 due to Cunningham was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005.
      All of the outstanding notes were paid in full on March 16, 2005. There are no amounts outstanding as of December 31, 2005.

Unconsolidated Debt
      Total mortgage and other debt of unconsolidated properties was $97,500,000 as of December 31, 2005 and 2004. Our share of unconsolidated debt was $11,973,000 as of December 31, 2005 and 2004 as set forth in the summary below.
      Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of December 31, 2005		As of December 31, 2004

		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000
Commitments and Contingencies

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism
      The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance Coverage	Loss Exposure/Deductible

Property damage and business interruption	$300 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Boiler and machinery	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Property Terrorism	$100 million per occurrence loss limit, subject to a $10,000 per occurrence deductible
Earthquake (all states, except CA & OK)	$20 million annual aggregate loss sublimit, subject to a 50,000 per occurrence deductible
Earthquake (California properties only)	$100 million annual aggregate loss sublimit, subject to a 5% ($100,000 minimum) per occurrence deductible
Flood — named storm	$35 million annual aggregate loss subject to a 5% total insurable value of the property ($100,000 minimum) per occurrence deductible
Flood — Zone A	$20 million annual aggregate loss sublimit, subject to a 5% ($1,000,000 minimum) per occurrence deductible
Flood — Zone B	$35 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/100,000 maximum) per occurrence deductible
Flood — all other	$100 million annual aggregate loss sublimit, subject to a 5% ($25,000 minimum/$100,000 maximum) per occurrence deductible
General liability	$1 million each occurrence limit of liability, and $25 million annual general aggregate limit of liability, including terrorism
Automobile liability	$1 million per accident for all Owned, Hired and Non-Owned
Umbrella (excess liability)	$100 million annual aggregate limit of liability, including terrorism

Debt Service Requirements
      As of December 31, 2005, all debt has been repaid in full.

Contractual Obligations
      As of December 31, 2005, all contractual obligations have been repaid in full.

Off-Balance Sheet Arrangements
      There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our private placement offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Inflation
      We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect it from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.
Subsequent Events
      In January 2006, we paid a liquidating distribution of approximately $1,500,000, or $251.68 per unit.
New Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material impact on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this statement in the first quarter of 2006 did not have a material effect our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      As of December 31, 2005, all debt has been repaid in full.
      We were exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and operations. Our Manager’s interest rate risk objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives we borrowed primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rate debt to fixed rate debt. We may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to seek to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.
      Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2004, the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed rate debt — principal payments	$9,124,000	$—	$—	$—	$—	$—	$9,124,000	$9,345,000
Average interest rate on maturing debt	8.63%	—	—	—	—	—	8.63%
Variable rate debt -principal payments	$—	$33,048,000	$—	$—	$—	$—	$33,048,000	$34,551,000
Average interest rate on maturing debt	—	5.35%	—	—	—	—	5.35%
      The weighted average interest rate of mortgage debt as of December 31, 2004 was 6.06% per annum. As of December 31, 2004, our mortgage debt consisted of $9,124,000, or 21.6% of the total debt at a fixed interest rate of 8.63% per annum.
      An increase in the variable interest rate on certain mortgages payable constitutes a market risk. As of December 31, 2004, for example, a 0.50% increase in LIBOR would have increased the overall interest expense by $165,000 or less than a 9.3% increase to interest expense.

Item 8.	Financial Statements and Supplementary Data
      See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Manager, including our Manager’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
      Following the signatures section of this Form 10-K are certifications of our Manager’s chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

      During the period covered by this report, we continued an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer and chief financial officer, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act). Our Manager, with the participation of our Manager’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that Evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level. We are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act, because we are not an accelerated filer.
      (b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      As of March 28, 2006, we have no directors or executive officers.
Board of Managers and Executive Officers of Our Manager
      We are managed by our Manager and employees of our Manager provide services to us. None of the members of the Board of Managers are independent. The members of the Board of Managers serve for unlimited terms and our Manager’s executive officers serve at the discretion of the Board of Managers.
      Our Manager shall remain our Manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our unit holders, or (iii) our Manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:

•	gross negligence or fraud of our Manager;

•	willful misconduct or willful breach of the Operating Agreement by our Manager;

•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due; or

•	conviction of a felony of Mr. Thompson, chairman of the Board of Managers of our Manager.

      The following table and biographical descriptions set forth information with respect to the members of the Board of Managers and our Manager’s executive officers, as of March 28, 2006.

Name	Age	Position	Term of Office

Anthony W. Thompson	59	Chief Executive Officer and Chairman of the Board of Managers	Since 1998
Louis J. Rogers	49	President and Member of the Board of Managers	Since 2004
Talle A. Voorhies	58	Chief Operating Officer, Secretary and Member of the Board of Managers	Since 1998
Jack R. Maurer	62	Executive Vice President and Member of the Board of Managers	Since 1998
Daniel R. Baker	54	Member of the Board of Managers	Since 1998
Scott D. Peters	48	Chief Financial Officer, Executive Vice President and Member of the Board	Since 2004
Andrea R. Biller	55	General Counsel	Since 2003
Richard T. Hutton, Jr.	54	Chief Investment Officer and Member of the Board of Managers	Since 2003 Since 2005
      There are no family relationships between any managers, executive officers or between any manager and executive officer.
      Anthony W. “Tony” Thompson is a co-founder and owns 36% of our Manager and has been its chief executive officer and chairman of the Board of Managers since its inception in April 1998. He is also president and 84% owner of Realty, an affiliated real estate brokerage and management company that provides certain real estate brokerage and management services to us. Prior to April of 1998, Mr. Thompson was co-founder, co-owner, director and officer of a number of real estate investment entities trading under the name The TMP Companies, including the TMP Group, Inc., a full-service real estate investment firm founded in 1978. Mr. Thompson also serves as the chairman of the board of our dealer manager, NNN Capital Corp. Mr. Thompson has been a registered representative with the National Association of Securities Dealers, or NASD, since 1969 and a licensed securities principal since 1986. He is a 1969 graduate of Sterling College with a BS degree in economics. He is also a member of the Sterling College board of trustees and various other charity and civic organizations. Mr. Thompson serves as the chairman of the board of directors for each of G REIT, Inc. and T REIT, Inc.
      Louis J. Rogers has served as president and a member of the Board of Managers since September 2004. At December 31, 2005, Mr. Rogers owned a 2% equity interest of our Manager and a 16% equity interest in Realty and also serves as a director of Realty. Mr. Rogers was a member of the law firm of Hirschler Fleischer from 1988 and a shareholder of the firm from 1994 until December 31, 2004. At Hirschler Fleischer he specialized in structuring like-kind (Section 1031) exchanges, private placements and syndications, formation and operation of real estate investment trusts and acquisitions and financings for real estate transactions. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Mr. Rogers earned a B.S. degree from Northeastern University in 1979 (with highest honors), a BA degree (with honors) in 1981 and an M.A. degree in 1985 in Jurisprudence from Oxford University and a JD degree in 1984 from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.
      Talle A. Voorhies has served as a member of the Board of Managers since 1998. She also served as our Manager’s executive vice president from April 1998 to December 2001, when she became chief operating officer. Ms. Voorhies served as president (April 1998-February 2005) and financial principal (April 1998-November 2004) of NNN Capital Corp., the dealer manager of our offering. Ms. Voorhies has also served as vice president of G REIT, Inc. since December 2001. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as chief administrative officer and vice president of broker-dealer relations. Ms. Voorhies is responsible for our Manager’s investor services department and is a registered financial principal with the NASD.
      Jack R. Maurer has served as the executive vice president and a member of the Board of Managers since April 1998. Mr. Maurer also served as chief financial officer of our Manager from April 1998 to December 2001 and as chief operating officer and financial principal of NNN Capital Corp. Mr. Maurer has over 33 years of real estate financial management experience, including chief financial officer and control positions in residential and commercial development and the banking industry. From 1986 to April 1998, Mr. Maurer was a General Partner and chief executive officer of Wescon Properties, a Santa Ana based real estate development company, where he was involved in finance, accounting and forecasting. His previous experience also includes the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a BS degree from California State University at Northridge in 1973 and is a registered general securities principal with the NASD. He has served as chief executive officer and president of T REIT, Inc. since August 2004 and has served as executive vice president of G REIT, Inc. since December 2001.
      Daniel R. “Dan” Baker, has served as a member of the Board of Managers since April 1998. Mr. Baker founded SugarOak Corporation in 1984 and served as its president until 2004. SugarOak Corporation provided asset management, construction management, property management and real estate development services. Since 2004, Mr. Baker has served as chairman of the board of SugarOak Holdings, a successor to SugarOak Corporation. SugarOak Holdings has three subsidiaries whose activities include construction, asset management and syndication. Mr. Baker is also president and chairman of the Board of Union Land and Management Company and director and president of Coastal American Corporation. In addition, Mr. Baker is a founding and former director of the Bank of the Potomac, a former board member of F&M Bank and currently an advisory board member of BB&T Bank. A cum laude graduate of Harvard College with a degree in government, Mr. Baker participates in numerous community organizations. Mr. Baker is a former Citizen of the Year in Herndon, Virginia and a Paul Harris Fellow in Rotary.
      Scott D. Peters has served as chief financial officer, executive vice president and a member of the Board of Managers since September 2004 and is responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. Since December 2005, Mr. Peters also serves as the president of G REIT, Inc., having served as its executive vice president and chief financial officer since September 2004. Effective September 2004, Mr. Peters also serves as the executive vice president and chief financial officer of T REIT, Inc. From July 1996, Mr. Peters has served as senior vice president, chief financial officer and a director of Golf Trust of America, Inc., a publicly traded corporation. Mr. Peters received a BBA degree in accounting and finance from Kent State University.
      Andrea R. Biller has served as General Counsel for our Manager since March 2003, overseeing all legal functions for our Manager and coordinating with outside counsel. Ms. Biller has also served as the secretary and executive vice president of G REIT, Inc. since June 2004 and December 2005, respectively, and the secretary of T REIT, Inc. since May 2004. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as Special Counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in psychology from Washington University, an MA degree in psychology from Glassboro State University and a JD degree from George Mason University School of Law in 1990, where she graduated first in her class “With Distinction.” Ms. Biller is a member of the California, Virginia and the District of Columbia State Bars.
      Richard T. Hutton, Jr. has served as a member of the board of managers of our Manager since September 2005 and as the chief investment officer of our Manager since August 2003. Mr. Hutton has also served as our interim chief financial officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the chief executive officer of NNN 2003 Value Fund, LLC. From April 1999 to August 2003, Mr. Hutton served as senior vice president — real estate acquisitions and vice president property management for our Manager. In that position, Mr. Hutton oversaw the management of the real estate portfolios and property management staff of our Manager and its affiliates. Mr. Hutton has over

15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim chief financial officer of G REIT and our Manager from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a BA degree in psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.
Fiduciary Relationship of our Manager to Us
      Our Manager is a fiduciary of us and has fiduciary duties to us and our unit holders pursuant to the Operating Agreement and under applicable law. Our Manager’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Manager has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.
      Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.
      Our Manager may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Manager or Mr. Thompson. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our unit holders. Investors who have questions concerning the fiduciary duties of our Manager should consult with their own legal counsel.
Committees of Our Board of Directors
      We do not have our own Board of Directors or board committees. We rely upon our Board of Managers to provide recommendations regarding acquisitions, compensation and financial disclosure.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers, directors and persons who own 10% or more of a registered class of our equity securities to report their beneficial ownership of our units (and any related options) to the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and greater than 10% unit holders are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).
      Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that since we have become publicly registered no Section 16(a) filings have been made (we have no officers or directors of our own, and there are no unit holders who own 10% or more of our units).
Code of Ethics
      Since we have no officers, directors or employees, we do not have our own code of ethics.

Item 11.	Executive Compensation
Compensation of Executive Officers
      We are managed by our Manager and we have no directors or executive officers to whom we pay compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters
PRINCIPAL UNIT HOLDERS
      The following table shows, as of March 28, 2006, the number and percentage of units owned by

•	each person who is known to us to hold more than 5% interest in us;

•	the chief executive officer of our Manager;

•	the members of the Board of Managers; and

•	the members of the Board of Managers and our Manager’s executive officers as a group.

	Beneficially	Percentage of
	Owned No.	Outstanding
Name	of Units	Units

Our Manager(2)	None	0%
Anthony W. Thompson(2)(3)	None	0%
Members on the Board of Managers as a group(1)(2)	None	0%
Members on the Board of Managers and our Manager’s executive officers as a group(1)(2)	None	0%

(1)	We have no directors or executive officers.

(2)	The address for all persons named is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(3)	Anthony W. Thompson is the chief executive officer of our Manager.
      We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.
Equity Compensation Plan Information
      We have no equity compensation plans as of December 31, 2005.

Item 13.	Certain Relationships and Related Transactions
      Our Manager is primarily responsible for managing the day to day business affairs and assets and carrying out the directives of the Board of Managers. Our Manager is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets. As of December 31, 2005, our Manager advises 137 entities that have invested in properties located in 24 states.

The Operating Agreement
      Pursuant to the Operating Agreement, our Manager, which is 36% owned by Anthony W. Thompson, is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

	Years Ended December 31,

	2005	2004	2003

Manager’s Compensation from Us for:
Acquisition Fees(1)	$—	$—	$1,192,000
Organizational & Marketing Costs(2)	—	—	$132,000
Expenses, Costs, or Fees(3)	—	—	—
Operating Expenses(4)	—	—	—
Distributions — Cash from Operations(5)	—	—	—
Distributions — Cash from Capital Transactions(6)	—	—	—

Total	$—	$—	$1,324,000

(1)	Our Manager is entitled to receive 4% of the funds raised in our Private Placement of units, for services rendered in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period.

(2)	We have agreed to reimburse our Manager for organizational costs and marketing expenses incurred by our Manager in connection with our Private Placement of units. We have reimbursed our Manager for the amounts incurred as set forth in the table above.

(3)	We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

(4)	We have agreed to reimburse our Manager for reasonable and necessary expenses paid or incurred by our Manager in connection with our operation, including any legal and accounting costs and the costs incurred in connection with the acquisition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

(5)	Our Manager is entitled to receive from us distributions that relate to cash from operations as discussed in Note 7 to the consolidated financial statements. Our Manager did not receive any such distributions for the years ended December 31, 2005, 2004 and 2003.

(6)	Our Manager is entitled to receive from us distributions that relate to cash from capital transactions as discussed in Note 7 to the consolidated financial statements. Our Manager did not receive any such distributions for the years ended December 31, 2005, 2004 and 2003.

The Management Agreement
      Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

	Years Ended December 31,

	2005	2004	2003

Realty’s Compensation from Us for:
Management Fees(1)	$477,000	$840,000	$463,000
Lease Commissions(2)	86,000	630,000	141,000
Project Fees(3)	—	—	—
Selling Commissions(4)	1,280,000	—	1,410,000
Loan Fees(5)	—	—	—

Total	$1,843,000	$1,470,000	$2,014,000

(1)	Realty is entitled to receive for its services in managing our properties, a monthly management fee of up to 5% of the gross receipts revenue of the properties. 100% of all management fees are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(2)	Realty is entitled to receive, for its services in leasing our properties, a leasing commission equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. 100% of all leasing commission received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(3)	Realty is entitled to receive, for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5% of any amount up to $25,000, 4% of any amount over $25,000 but less than $50,000, and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. 100% of all construction fees received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement. Realty did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

(4)	Realty is entitled to receive a selling commission from acquisitions and dispositions of properties of up to 5% of the gross sales price of any of the properties if the terms of the sale are approved by us. 75% of all selling commissions received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(5)	Realty is entitled to receive a loan fee in the amount of 1% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. 100% of all loan fees received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement. Realty did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.
Selling Commissions
      Pursuant to the Private Placement Memorandum, NNN Capital Corp., which was wholly owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer during the period of our offering, received selling commissions of up to 8% of the gross proceeds from the Private Placement, all of which are reallowed to the broker-dealer selling group. NNN Capital Corp. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, NNN Capital Corp. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1% of the gross proceeds which it did not reallow to other members of the selling group. We incurred $0, $0, and $1,467,000 for the years ended December 31, 2005, 2004 and 2003 to NNN Capital Corp. for selling commissions.
Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due from/to us and our Manager.
Notes Payable Due to Related Parties

Cunningham Lending Group, LLC
      As of December 31, 2004, we had outstanding a total of $482,000 from Cunningham, which is wholly owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. The notes were unsecured and required interest only payments at a rate of 10% per annum with the principal and any accrued interest due at various dates throughout 2005. As of December 31, 2004, all accrued interest had been paid.
      On January 11, 2005, a note in the amount of $210,000 due to Cunningham was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005.
      All of the outstanding notes were paid in full on March 16, 2005. There are no amounts outstanding as of December 31, 2005.
Manager’s Ownership Interest in the Company
      As of December 31, 2005 and 2004, our Manager, members of our Board of Managers and its executive officers did not own any units in us.
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
Business Relationships with Legal Counsel
      Hirschler Fleischer, a Professional Corporation, acts as legal counsel to us. For the year ended December 31, 2005, we incurred and paid legal fees to Hirschler Fleischer of $7,000. During the year ended December 31, 2005, Louis J. Rogers was a member and stockholder of Hirschler Fleischer. Effective August 15, 2004, Mr. Rogers was appointed president of our Manager and effective September 27, 2004, Mr. Rogers was appointed a member of the Board of Managers. Effective January 1, 2005, Mr. Rogers serves as senior counsel to Hirschler Fleischer. Also, effective January 1, 2005, Mr. Rogers owns 2.0% of our Manager and 16.0% of Realty.

Item 14.	Principal Accounting Fees and Services
      Deloitte has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2005, 2004 and 2003.
      The Board of Managers, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2005 and 2004:
      The following table lists the fees for services rendered by our independent auditors for 2005 and 2004:

Services	2005	2004

Audit Fees(1)	$237,000	$187,000
Audit-Related Fees(2)	40,000	11,000
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total	$277,000	$198,000

(1)	Audit fees billed in 2005 and 2004 consisted of audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2005 and 2004 consisted of financial accounting and reporting consultations.

(3)	There were no fees billed for tax services in 2005 and 2004.

(4)	There were no fees billed for other services in 2005 and 2004.
      The Board of Managers has determined that the provision by Deloitte of non-audit services for us in 2004 and 2005 is compatible with Deloitte’s maintaining its independence.
      The Board of Managers has approved Deloitte to perform the following non-audit services for us during 2004 and 2005:

•	consultations and consents related to SEC filings and registration statements;

•	consultation of accounting matters; and

•	tax planning and tax compliance for the U.S. income and other taxes.
      The Board of Managers preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Financial Statements:
      (a)(2) Financial Statement Schedules:
      The following financial statement schedules for the year ended December 31, 2005 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	79
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	80
      All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
      (a)(3) Exhibits:
      The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
      (b) Exhibits:
      See item 15(a)(3) above.
      (c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	79
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Unit Holders
NNN 2002 Value Fund, LLC
      We have audited the accompanying consolidated balance sheet of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, unit holders’ equity and cash flows for each of the two years then ended and the consolidated statement of operations, unit holders’ equity and cash flows for the period from January 1, 2005 through August 31, 2005. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2005 and the related consolidated statement of changes in net assets in liquidation for the period from August 31, 2005 through December 31, 2005. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      As described in Note 1 to the consolidated financial statements, the unit holders of the Company approved a plan of liquidation and, as a result, the Company has changed its basis of accounting to the liquidation basis effective August 31, 2005.
      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the two years then ended and for the period from January 1, 2005 through August 31, 2005 in conformity with accounting principles generally accepted in the United States of America and their consolidated statement of net assets in liquidation as of December 31, 2005 and the changes in consolidated net assets in liquidation for the period from August 31, 2005 through December 31, 2005 applied on the basis described in the preceding paragraph. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/ Deloitte & Touche, LLP
Los Angeles, California
March 28, 2006

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
December 31, 2005

ASSETS
Investment in unconsolidated real estate	$7,261,000
Cash and cash equivalents	1,310,000
Accounts receivable, net	991,000
Accounts receivable from related parties	9,000

Total assets	9,571,000

LIABILITIES
Accounts payable and accrued liabilities	11,000
Reserve for estimated costs in excess of receipts during liquidation	871,000

Total liabilities	882,000

Net assets in liquidation	$8,689,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2004

ASSETS
Real estate investments:
Properties held for sale, net	$56,382,000
Investment in unconsolidated real estate	4,954,000

61,336,000
Cash and cash equivalents	1,067,000
Restricted cash	248,000
Accounts receivable from related parties	30,000
Other assets — properties held for sale, net	10,554,000

Total assets	$73,235,000

LIABILITIES, MINORITY INTERESTS AND UNIT HOLDERS’ EQUITY
Mortgages payable secured by properties held for sale	$42,172,000
Accounts payable and accrued liabilities	37,000
Accounts payable due to related parties	17,000
Distributions payable	212,000
Notes payable to related parties	482,000
Liabilities — properties held for sale, net	4,516,000

47,436,000
Minority interests — property held for sale	6,468,000
Commitments and contingencies (Note 9)
Unit holders’ equity	19,331,000

Total liabilities, minority interests and unit holders’ equity	$73,235,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the period from August 31, 2005 through December 31, 2005

Net assets in liquidation, beginning of period	$24,845,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of receipts during liquidation:
Operating (income) loss	216,000
Distributions received from unconsolidated property	(218,000)
Change in estimated costs in excess of receipts during liquidation	(650,000)

Changes to reserve for estimated costs in excess of receipts during liquidation	(652,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	494,000
Change in assets and liabilities due to activity in the reserve for estimated costs in excess of receipts during liquidation	2,000

Net increase in fair value	496,000

Distributions to unit holders	(16,000,000)

Change in net assets in liquidation	(16,156,000)

Net assets in liquidation, end of period	$8,689,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 and the Years Ended
December 31, 2004 and 2003

	Period from
	January 1,
	2005	Years Ended December 31,
	through
	August 31,	December 31,	December 31,
	2005	2004	2003

Expenses:
General and administrative	$15,000	$99,000	$69,000

Loss before other income and discontinued operations	(15,000)	(99,000)	(69,000)
Other (expense) income:
Interest expense	(3,000)	(9,000)	—
Interest income	76,000	—	46,000
Other income	—	6,000	—
Equity in earnings (loss) of unconsolidated real estate	373,000	(278,000)	84,000

Income (loss) from continuing operations	431,000	(380,000)	61,000
Discontinued operations:
Gain on sale on real estate	6,674,000	—	—
Income (loss) from discontinued operations	1,049,000	196,000	(596,000)

Net income (loss)	$8,154,000	$(184,000)	$(535,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$72.31	$(63.76)	$12.56
Discontinued operations — basic and diluted	1,295.81	32.89	(122.71)

Total net income (loss) per unit — basic and diluted	$1,368.12	$(30.87)	$(110.15)

Weighted-average number of units outstanding — basic and diluted	5,960	5,960	4,857

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF UNIT HOLDERS’ EQUITY
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 and the Years Ended
December 31, 2004 and 2003

	Number of Units	Total

BALANCE — December 31, 2002	1,733	$6,926,000
Capital contributions, net of offering costs	4,227	17,521,000
Distributions	—	(1,947,000)
Net loss	—	(535,000)

BALANCE — December 31, 2003	5,960	21,965,000
Distributions	—	(2,450,000)
Net loss	—	(184,000)

BALANCE — December 31, 2004	5,960	19,331,000
Distributions	—	(12,844,000)
Net income	—	8,154,000

BALANCE — August 31, 2005	5,960	$14,641,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 and the Years
Ended December 31, 2004 and 2003

	Period from
	January 1,
	2005 through	Years Ended December 31,
	August 31,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,154,000	$(184,000)	$(535,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate	(6,674,000)	—	—
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent) — continuing and discontinued operations	456,000	3,974,000	1,978,000
Swap collar interest	191,000	(205,000)	14,000
Distributions received in excess of equity in earnings of unconsolidated property	63,000	890,000	967,000
Minority interests	1,083,000	312,000	54,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(37,000)	(29,000)	(224,000)
Other assets	(377,000)	(1,921,000)	(296,000)
Accounts payable and accrued liabilities	519,000	(69,000)	(194,000)
Security deposits and prepaid rent	—	216,000	376,000

Net cash provided by operating activities	3,378,000	2,984,000	2,140,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate operating property	—	—	(40,205,000)
Proceeds from sale of real estate operating property	22,802,000	—	—
Acquisition of investment in unconsolidated real estate	—	—	(6,707,000)
Capital expenditures	(73,000)	(2,168,000)	(159,000)
Restricted cash	248,000	(2,000)	11,000

Net cash provided by (used in) investing activities	22,977,000	(2,170,000)	(47,060,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)	(269,000)	(4,605,000)
Borrowings on mortgages payable	980,000	1,405,000	31,500,000
Borrowings from related party	—	482,000	—
Distributions	(13,056,000)	(2,437,000)	(1,793,000)
Distributions to minority interests	(652,000)	(957,000)	(447,000)
Contributions from minority interests	—	450,000	—
Issuance of units, net of offering costs	—	—	17,521,000

Net cash (used in) provided by financing activities	(22,334,000)	(1,326,000)	42,176,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,021,000	(512,000)	(2,744,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000	1,579,000	4,323,000

CASH AND CASH EQUIVALENTS — end of period	$5,088,000	$1,067,000	$1,579,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,503,000	$2,454,000	$2,236,000

Income taxes	$8,000	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
INVESTING ACTIVITIES
Minority interests of acquired property	$—	$—	$7,056,000
The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

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
      As of December 31, 2005, we owned an interest in one unconsolidated office property.
      Triple Net Properties, LLC, or our Manager, which is 36% owned by Anthony W. Thompson, our Manager’s chief executive officer and chairman, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84% owned by Anthony W. Thompson and 16% owned by Louis J. Rogers, president of our Manager, as of December 31, 2005. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

Plan of Liquidation
      At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized from the sale of our assets and the settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives our Manager’s board of managers, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by September 2006. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

2.	Summary of Significant Accounting Policies
      The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Use of Estimates
      The preparation of financial statements in accordance with GAAP and under the liquidation basis of accounting requires us to make estimates and judgments that affect the reported amounts of assets (including

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net assets in liquidation), liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe that our critical accounting policies are those that require significant judgments and estimates. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Reclassifications
      Certain reclassifications have been made to prior year amounts in order to conform to the discontinued operations presentation in the period from January 1, 2005 through August 31, 2005. See “Property Held for Sale” below.

Principles of Consolidation
      The accompanying consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for our unconsolidated real estate investment using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investment in unconsolidated real estate as “Investment in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investment in unconsolidated real estate as “Equity in earnings (loss) of unconsolidated real estate” on our consolidated statements of operations.

Liquidation Basis of Accounting
      As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of real estate held for sale and our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
      Net assets in liquidation decreased $16,156,000 for the period from August 31, 2005 through December 31, 2005. The primary reason for the decrease in our net assets was due to the payment of $16,000,000 in distributions to our unit holders in October 2005 and increases in estimated liquidation costs, offset by increases in the value of real estate assets as a result of sales.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Investments

Operating Properties
      Prior to the adoption of our plan of liquidation, operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs were charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation was removed from the accounts and any gain or loss reflected in operations.
      Prior to the adoption of our plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that carrying amounts were not recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We recognized an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the period from January 1, 2005 through August 31, 2005 or during the years ended December 31, 2004 and 2003.
      As of August 31, 2005, the operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to August 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Property Held for Sale
      Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of our plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our results from continuing operations. In addition, a property being held for sale ceases to be depreciated. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations” and the related assets and liabilities are presented in the consolidated balance sheet in line items entitled “Properties held for sale, net,” “Other assets — properties held for sale, net,” “Mortgages payable secured by properties held for sale” and “Minority interests — property held for sale.”
      Prior to the adoption of our plan of liquidation, an accordance with SFAS No. 144, at such time as a property was held for sale, such property was carried at the lower of (i) its carrying amount or (ii) fair value

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
less costs to sell. In addition, a property being held for sale ceased to be depreciated. We classified operating properties as property held for sale in the period in which all of the following criteria were met:

•	management, having the authority to approve the action, committed to a plan to sell the asset;

•	the asset was available for immediate sale in its present condition subject only to terms that were usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete our plan to sell the asset had been initiated;

•	the sale of the asset was probable and the transfer of the asset was expected to qualify for recognition as a completed sale within one year;

•	the asset was being actively marketed for sale at a price that was reasonable in relation to its current fair value; and

•	given the actions required to complete our plan, it was unlikely that significant changes to our plan would be made or that our plan would be withdrawn.

Cash and Cash Equivalents
      Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Restricted Cash
      Restricted cash is comprised of credit enhancement and impound reserve accounts for property taxes, insurance, capital improvements, and tenant improvements. As of December 31, 2005 and 2004, we had restricted cash of $0 and $248,000, respectively.

Minority Interests
      Minority interests relate to the tenant in common, or TIC, interests in the consolidated properties that are not wholly owned by us. In accordance with the adoption of our plan of liquidation, we applied the minority interest liability against the related assets and liabilities to properly reflect our portion of the estimated fair value of such assets. As of December 31, 2005, the consolidated property which the minority interest liability related to has been sold.

Purchase Price Allocation
      Prior to the adoption of our plan of liquidation, in accordance with SFAS, No. 141, Business Combinations, we, with the assistance from independent valuation specialists, allocated the purchase price of acquired properties to tangible and identified intangible assets based on their respective fair values. The allocation to tangible assets (building and land) was based upon our determination of the value of the property as if it were vacant using discounted cash flow models similar to those used by independent appraisers. Factors considered by us included an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. Additionally, the purchase price of the applicable property was allocated to the above or below market value of in-place leases and the value of in-place leases and related tenant relationships.
      The value allocable to the above or below market component of the acquired in-place leases was determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between (i) the contractual amounts to be paid pursuant to the lease over its

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining term, and (ii) management’s estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases were included in the intangible in-place lease asset and below market lease values were included in intangible lease liability in the accompanying consolidated financial statements and were amortized to rental income over the weighted-average remaining term of the acquired leases with each property.
      The total amount of other intangible assets acquired was further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values included the nature and extent of the credit quality and expectations of lease renewals, among other factors.

Tenant Receivables and Allowance for Uncollectible Accounts
      Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s applicable financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions and other relevant factors. We had established an allowance for uncollectible accounts of $130,000 as of December 31, 2004, to reduce receivables to our estimate of the amount recoverable. In accordance with our plan of liquidation, as of December 31, 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable values.

Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2005 and 2004, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
      As of December 31, 2005, we have an interest in one unconsolidated property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.
      As of December 31, 2005, we had no consolidated properties, however five of our tenants at Congress Center, our unconsolidated property, accounted for 10% or more of the aggregate annual rental income at that property for the year ended December 31, 2005.

		Percentage of	Square	Lease
	2005 Annual	2005 Annual	Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,279,000	25.7%	76,000	04/25/12
North American Co. Life and Health Ins	$2,270,000	17.8%	101,000	02/28/12
Akzo Nobel, Inc.	$1,938,000	15.2%	90,000	12/31/13
US Treasury	$1,550,000	12.2%	37,000	02/28/13
GE Insurance Solutions	$1,447,000	11.4%	67,000	12/31/12

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2005.
      For the year ended December 31, 2004, three of our tenants at our consolidated properties accounted for 10% or more of our aggregate annual rental income.

		Percentage of			Lease
	2004 Annual	2004 Annual		Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Merck Medco	$1,566,000	14.5%	Netpark(2)	143,000	10/31/11
GMC Worldwide	$1,495,000	13.8%	Netpark(2) Bank of America	100,000	11/30/06
Bank of America	$1,175,000	10.9%	Plaza West(2)	40,000	10/31/20

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2004.

(2)	The Netpark property was sold on September 30, 2005, and the Bank of America Plaza West building was sold on March 15, 2005.
      For the year ended December 31, 2003, four of our tenants accounted for 10% or more of the aggregate annual rental income.

		Percentage of			Lease
	2003 Annual	2003 Annual		Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Merck Medco	$1,520,000	15.9%	Netpark(2)	143,000	10/31/11
GMC Worldwide	$1,306,000	13.7%	Netpark(2)	100,000	11/30/06
Bank of America	$1,152,000	12.1%	Bank of America West(2)	40,000	10/31/20
Alltel Communications, Inc.	$1,022,000	10.7%	Netpark(2)	73,000	11/30/05

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2003.

(2)	The Netpark property was sold on September 30, 2005, and the Bank of America Plaza West building was sold on March 15, 2005.

Fair Value of Financial Instruments
      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS No. 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at the end of each year based on available market information and judgments about the financial instrument, such as estimates of timing and amount of expected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      Our consolidated statement of net assets and our balance sheet include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of payable to and receivable from related parties is not determinable due to its related party nature.
      The fair value of mortgages payable is estimated using borrowing rates available to us for mortgages payable with similar terms and maturities. As of December 31, 2005, we had no mortgages payable related to our consolidated properties. As of December 31, 2004, the fair value of the mortgages payable was $43,896,000, compared to the carrying value of $42,172,000.

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
      Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities. Changes in fair value are included as a component of interest expense in the consolidated statement of operations in the period of change. We recorded $56,000 as a reduction to interest expense for the period from January 1, 2005 through August 31, 2005, $205,000 as a reduction to interest expense for the year ended December 31, 2004 and $14,000 as an increase to interest expense for the year ended December 31, 2003 for interest rate swaps and collars.
      We did not hold any derivative financial instruments as of December 31, 2005. The following table lists the derivative financial instruments held by us as of December 31, 2004:

Notional Amount	Fair Value	Instrument	Rate	Maturity

$31,500,000	$191,000	Swap	2.3%	06/06/06

Revenue Recognition
      Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 13, Accounting for Leases, minimum annual rental revenue was recognized on a straight-line basis over the term of the related lease (including rent holidays). Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses was recognized as revenue in the period in which the related expenses were incurred. Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Other Assets
      Prior to the adoption of our plan of liquidation, other assets consisted primarily of in place leases and tenant relationships, above market leases, leasing commissions, deferred rent receivables, costs incurred for debt financing, prepaid expenses, and deposits.
      Deferred leasing costs and leasing commissions were amortized using the straight-line method over the term of the related lease.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred financing costs were amortized over the term of the respective loan using a method that approximates the effective interest method. Amortization of deferred financing costs was included in interest expense in our consolidated statements of operations.
      Real estate deposits were paid on properties we were evaluating for purchase. Real estate deposits were capitalized when paid and would become nonrefundable under certain circumstances. When properties were acquired, the purchase price was reduced by the amounts of deposits paid by us. When a decision was made not to acquire a property, any nonrefundable deposits were expensed at that time.
      In accordance with our plan of liquidation, as of December 31, 2005, we have adjusted other assets to their net realizable value of $0. As of December 31, 2004, all other assets are included in the caption “Other assets — properties held for sale, net.
      Amortization expense recorded on the identified in-place leases, tenant relationships, lease commissions and loan fees for the period from January 1, 2005 through August 31, 2005 and the years ended December 31, 2004 and 2003 was $407,000, $2,512,000 and $1,257,000, respectively.

Income Taxes
      We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Per Unit Data
      Prior to the adoption of our plan of liquidation, we reported earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted-average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of August 31, 2005 nor December 31, 2004 and 2003.
      Net income (loss) per unit is calculated as follows:

	Period from
	January 1,
	2005
	through	Years Ended December 31,
	August 31,
	2005	2004	2003

Income (loss) from continuing operations	$431,000	$(380,000)	$61,000
Income (loss) from discontinued operations	7,723,000	196,000	(596,000)

Net income (loss)	$8,154,000	$(184,000)	$(535,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$72.31	$(63.76)	$12.56
Discontinued operations — basic and diluted	1,295.81	32.89	(122.71)

Total net income per unit — basic and diluted	$1,368.12	$(30.87)	$(110.15)

Weighted-average number of units outstanding — basic and diluted	5,960	5,960	4,857

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations
      In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47. FIN 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective as of the end of the first fiscal year ending after December 15, 2005. We adopted this statement in 2005 and the adoption did not have a material effect on our consolidated financial statements.

Segments
      We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the first quarter of 2006 did not have a material effect on our consolidated financial statements.
      In June 2005, the FASB ratified its consensus in EITF Issue 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (Issue 04-05). The effective date for Issue 04-05 was June 29, 2005 for all new or modified partnerships and January 1, 2006 for all other partnerships for the applicable provisions. The adoption of the provisions of EITF 04-05 in the first quarter of 2006 did not have a material impact on our consolidated financial statements.
      In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this statement in the first quarter of 2006 did not have a material effect on our consolidated financial statements.

3.	Reserve for Estimated Costs in Excess of Receipts During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflow from our properties, and have therefore recorded a reserve for this excess of costs over operating

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.
      The change in the reserve for estimated costs in excess of receipts during liquidation for the period from August 31, 2005 through December 31, 2005 is as follows:

		Cash
	August 31,	Payments and	Change in	December 31,
	2005	(Receipts)	Estimates	2005

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$653,000	$(9,000)	$(92,000)	$552,000
Liabilities:
Liquidation costs	(872,000)	7,000	(558,000)	(1,423,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(219,000)	$(2,000)	$(650,000)	$(871,000)

4.	Net Assets in Liquidation
      The following is a reconciliation of total unit holders’ equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 31, 2005 (the beginning net assets in liquidation):

Unit holders’ equity as of August 31, 2005 — going concern basis	$14,641,000
Increase due to estimated net realizable value of operating properties	12,255,000
Increase due to estimated net realizable value of unconsolidated investment	2,369,000
Reserve for estimated costs in excess of receipts during liquidation	(219,000)
Decrease due to the write-off of other intangible assets and other liabilities	(4,201,000)

Adjustment to reflect the change to the liquidation basis of accounting	10,204,000

Estimated value of net assets in liquidation as of August 31, 2005	$24,845,000

      The net assets in liquidation plus liquidating distributions as of December 31, 2005 would result in liquidating distributions per unit of approximately $4,338 for Class A, $4,127 for Class B and $3,954 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments
      Our real estate investments are comprised of consolidated properties and an investment in unconsolidated real estate. We did not have any consolidated properties as of December 31, 2005. As of December 31, 2004, all of our consolidated properties are considered held for sale.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Properties
      Our consolidated properties consisted of the following as of December 31, 2004:

December 31,
2004

Buildings and tenant improvements	$49,115,000
Land	10,768,000

59,883,000
Less: accumulated depreciation	(3,501,000)

$56,382,000

      As of December 31, 2004, we owned two consolidated properties:

•	Bank of America Plaza West, Las Vegas, Nevada

•	Netpark, Tampa, Florida

Investment in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, investment in unconsolidated real estate consisted of our investment in Congress Center, LLC, of which we own 12.3%, and was accounted for under the equity method. Under the liquidation basis of accounting our investment in unconsolidated real estate is recorded at fair value.
      The summarized condensed combined historical financial information of our investment in unconsolidated real estate as of December 31, 2004 and for the period from January 1, 2005 through August 31, 2005 and for the years ended December 31, 2004 and 2003 is as follows:

As of
December 31,
2004

Assets (primarily real estate)	$140,870,000

Mortgage notes payable	97,500,000
Other liabilities	4,736,000
Equity	38,634,000

Total liabilities and equity	$140,870,000

Our share of equity	$4,954,000

	Period from
	January 1,	For the Years Ended
	2005 through	December 31,
	August 31,
	2005	2004	2003

Revenues	$12,379,000	$17,304,000	$14,261,000
Rental and other expenses	9,337,000	19,769,000	13,576,000

Net income (loss)	$3,042,000	$(2,465,000)	$685,000

Our equity in earnings (loss)	$373,000	$(278,000)	$84,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispositions in 2005

Bank of America Plaza West — Las Vegas, Nevada
      On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada, of which we owned 100%, to an unaffiliated third party, for a total sales price of $24,000,000. We received cash proceeds of $11,768,000 after closing costs and other transactional expenses, and recorded a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.3% of the sales price, of which 75% was passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement, and we paid sales commissions to unaffiliated brokers of $420,000, or 1.8% of the sales price.

Netpark — Tampa, Florida
      On September 30, 2005, we sold our 50% interest in the Netpark property in Tampa, Florida to an affiliated party for a total sales price of $33,500,000. Because the property was sold to an affiliated party, our Manager engaged Stanger to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. Our cash proceeds were $15,249,000 after closing costs and other transaction expenses. At closing, we paid a disposition fee to Realty in the amount of $500,000, or 1.5% of the sales price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Acquisitions in 2003

Congress Center — Chicago, Illinois
      On January 9, 2003, we, as a member of Congress Center, LLC, a Delaware limited liability company, purchased a 12.3% interest in Congress Center, a 16-story Class A office building of 525,000 square feet of GLA located in Chicago, Illinois.
      Congress Center is owned by the following interest holders as tenants in common:

Tenant in Common	Interest Held

G REIT Inc. (our affiliate)	30.0%
NNN Congress Center, LLC (our affiliate)	28.9%
Unaffiliated third parties	41.1% (combined)
      NNN Congress Center, LLC, which owns an aggregate 28.9% interest in Congress Center, is owned by the following members, with the proportionate membership interest and interest in Congress Center listed next to each:

	Membership Interest in
	NNN Congress	Interest in Congress
Member	Center, LLC	Center

NNN 2002 Value Fund, LLC	42.5%	12.3%
T REIT, Inc.	35.5%	10.3%
Unaffiliated members	22.0% (combined)	6.3% (combined)
      Affiliated entities purchased the remaining undivided tenant in common interests in the property. The total purchase price for Congress Center was $136,108,000. Our total investment was $6,811,000. The seller of the property paid a sales commission to Realty of $2,000,000, or 1.5% of the total purchase price, of which 75% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At the time of acquisition, the purchasers obtained a first mortgage loan in the amount of $81,989,000, with an interest rate at the 30-day LIBOR rate plus 175 basis points. The purchasers also obtained a mezzanine loan for $15,000,000. This loan reflected an interest rate at the 30-day LIBOR rate plus 675 basis points. Both the mortgage and mezzanine loans were refinanced on September 3, 2004 in the amount of $97,500,000. The owners are jointly and severally liable for the total debt of $97,500,000, which consists of the following three loans: $80,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; $15,000,000, with monthly interest only payments with the balance due on October 1, 2014 at a fixed rate of 5.635% per annum; and $2,500,000, with interest only payments until October 1, 2006 at which time principal and interest is due monthly on a 30-year amortization at an fixed interest rate of 7.0% per annum. In connection with the Congress Center refinancing, the unamortized portion of the capitalized loan costs of $580,000 were expensed in September 2004 by Congress Center along with $253,000 in prepayment penalties related to the early termination of the loan.

Netpark — Tampa, Florida
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
      At the time of the acquisition, we and other purchasers obtained a non-recourse loan from an unaffiliated lender in the amount of $31,500,000, with monthly interest only payments until June 6, 2006, at which time the loan must be paid in full or refinanced. The loan bears interest at LIBOR plus 300 basis points. The rate was 5.35% as of December 31, 2004.

6.	Mortgages Payable Secured by Properties Held for Sale
      We had mortgage loans of $0 and $42,172,000 as of December 31, 2005 and 2004, respectively. As of December 31, 2004, we had mortgages of $40,624,000 and a secured line of credit at Netpark of $1,548,000. As of December 31, 2004, we had two outstanding mortgage loans, fixed ($9,124,000) and variable ($31,500,000), with effective per annum interest rates of 8.625% and 5.35%, respectively. The loans matured at various dates through June 2011. The line of credit bore interest at LIBOR plus 300 basis points. The interest rate was 5.41% as of December 31, 2004.
      As of August 31, 2005, we adjusted the carrying values of the outstanding mortgage loans payable to the estimated settlement amount in the consolidated statement of net assets. The adjusted amount excludes that portion of the mortgage debt attributable to the minority ownership interest in the property.
      In connection with the sale of Bank of America Plaza West on March 15, 2005, the property repaid a mortgage note payable secured by the property of $9,085,000.
      In connection with the sale of our interest in Netpark on September 30, 2005, the mortgage note payable of $31,500,000 was paid in full.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Unit Holders’ Equity
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
      There are three classes of units with different rights with respect to distributions. As of December 31, 2005 and December 31, 2004, 2,000 Class A units were issued with aggregate gross proceeds of $10,000,000, 2,000 Class B units were issued with aggregate gross proceeds of $10,000,000 and 1,960 Class C units were issued with aggregate gross proceeds of $9,799,000. The rights and obligations of all unit holders are governed by the Operating Agreement.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10%, 9% and 8% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8% return on their Class C units, and Class B unit holders do not receive more than a 9% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a unit of 15%, 20% and 25% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the years ended December 31, 2005, 2004 and 2003.
      Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.
      During the years ended December 31, 2005, 2004 and 2003, distributions of $28,844,000, $2,450,000 and $1,947,000, respectively, were declared. Based on our net assets in liquidation plus liquidating distributions as of December 31, 2005, we expect to distribute per unit approximately $4,338 for Class A, $4,127 for Class B and $3,954 for Class C. See Note 4.
      Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future. Following the payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of our plan of liquidation. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions

The Operating Agreement
      Pursuant to the Operating Agreement, our Manager is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

	Years Ended December 31,

	2005	2004	2003

Manager’s Compensation from Us for:
Acquisition Fees(1)	$—	$—	$1,192,000
Organizational & Marketing Costs(2)	—	—	132,000
Expenses, Costs, or Fees(3)	—	—	—
Operating Expenses(4)	—	—	—
Distributions — Cash from Operations(5)	—	—	—
Distributions — Cash from Capital Transactions(6)	—	—	—

Total	$—	$—	$1,324,000

(1)	Our Manager is entitled to receive 4% of the funds raised in our Private Placement of units, for services rendered in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period.

(2)	We have agreed to reimburse our Manager for organizational costs and marketing expenses incurred by our Manager in connection with our Private Placement of units. We have reimbursed our Manager for the amounts incurred as set forth in the table above.

(3)	We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

(4)	We have agreed to reimburse our Manager for reasonable and necessary expenses paid or incurred by our Manager in connection with our operation, including any legal and accounting costs and the costs incurred in connection with the acquisition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

(5)	Our Manager is entitled to receive from us distributions that relate to cash from operations as discussed in Note 7. Our Manager did not receive any such distributions for the years ended December 31, 2005, 2004 and 2003.

(6)	Our Manager is entitled to receive from us distributions that relate to cash from capital transactions as discussed in Note 7. Our Manager did not receive any such distributions for the years ended December 31, 2005, 2004 and 2003.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Management Agreement
      Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

	Years Ended December 31,

	2005	2004	2003

Realty’s Compensation from Us for:
Management Fees(1)	$477,000	$840,000	$463,000
Lease Commissions(2)	86,000	630,000	141,000
Project Fees(3)	—	—	—
Selling Commissions(4)	1,280,000	—	1,410,000
Loan Fees(5)	—	—	—

Total	$1,843,000	$1,470,000	$2,014,000

(1)	Realty is entitled to receive for its services in managing our properties, a monthly management fee of up to 5% of the gross receipts revenue of the properties. 100% of all management fees are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(2)	Realty is entitled to receive, for its services in leasing our properties, a leasing commission equal to 6% of the value of any lease entered into during the term of the Management Agreement and 3% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. 100% of all leasing commission received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(3)	Realty is entitled to receive, for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5% of any amount up to $25,000, 4% of any amount over $25,000 but less than $50,000, and 3% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. 100% of all construction fees received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement. Realty did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

(4)	Realty is entitled to receive a selling commission from acquisitions and dispositions of properties of up to 5% of the gross sales price of any of the properties if the terms of the sale are approved by us. 75% of all selling commissions received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement.

(5)	Realty is entitled to receive a loan fee in the amount of 1% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. 100% of all loan fees received by Realty are passed through to our Manager pursuant to the terms of the Realty-Triple Net Agreement. Realty did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2005, 2004 and 2003.

Selling Commissions
      Pursuant to the Private Placement Memorandum, NNN Capital Corp., which was wholly owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer, during the period of our offering, received selling commissions of up to 8% of the gross proceeds from the Private Placement, all of

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
which are reallowed to the broker-dealer selling group. NNN Capital Corp. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, NNN Capital Corp. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1% of the gross proceeds which it did not reallow to other members of the selling group. We incurred $0, $0, and $1,467,000 for the years ended December 31, 2005, 2004 and 2003 to NNN Capital Corp. for selling commissions.

Related Party Accounts Receivable/ Payable
      Related party accounts receivable/payable consists primarily of amounts due to/from us and our Manager.

Notes Payable Due to Related Parties

Cunningham Lending Group, LLC
      As of December 31, 2004, we had outstanding a total of $482,000 from Cunningham, which is wholly owned by Anthony W. Thompson, our Manager’s chairman and chief executive officer. The notes were unsecured and required interest only payments at a rate of 10% per annum with the principal and any accrued interest due at various dates throughout 2005. As of December 31, 2004, all accrued interest had been paid.
      On January 11, 2005, a note in the amount of $210,000 due to Cunningham was extended at a rate of 10% per annum with the principal and all accrued interest due on April 30, 2005.
      All of the outstanding notes were paid in full on March 16, 2005. There are no amounts outstanding as of December 31, 2005.

9.	Commitments and Contingencies

SEC Investigation
      On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our private placement offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.
      We cannot at this time assess the outcome of the investigation by the SEC. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

Prior Performance Tables
      In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and private investment programs sponsored by our Manager. Our Manager has now determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.

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

Environmental Matters
      We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our remaining property that would have a material effect on our financial condition, results of operations and cash flows. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt
      Total mortgage debt of our unconsolidated property was $97,500,000 as of December 31, 2005 and 2004. Our share of unconsolidated debt was $11,973,000 as of December 31, 2005 and 2004, as set forth in the summary below.
      Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of December 31, 2005		As of December 31, 2004

		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000
      The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements.

Other
      Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on the our financial position and consolidated results of operations.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Discontinued Operations — Property Held for Sale
      Prior to adoption of our plan of liquidation, in accordance with SFAS No. 144, the net income and the net gain on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the period from January 1, 2005 through August 31, 2005 and for the years ended December, 31, 2004 and 2003:

	Period from
	January 1,
	2005 through
	August 31,	Years Ended December 31,

	2005	2004	2003

Rental income	$7,231,000	$12,358,000	$7,375,000
Rental expenses	(3,152,000)	(4,948,000)	(3,240,000)
Depreciation and amortization	(495,000)	(4,433,000)	(2,138,000)
Income before interest, other income and expense and minority interest	3,584,000	2,977,000	1,997,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,517,000)	(2,520,000)	(2,555,000)
Other income	65,000	51,000	16,000
Minority interests	(1,083,000)	(312,000)	(54,000)

Income from discontinued operations	1,049,000	196,000	(596,000)
Gain on sale of real estate	6,674,000	—	—

	$7,723,000	$196,000	$(596,000)

      A summary of the properties held for sale, balance sheet information is as follows:

December 31,
2004

Properties held for sale, net of accumulated depreciation of $3,501,000	$56,382,000
Identified intangible assets, net of accumulated amortization of $3,052,000	$7,846,000
Other assets	$2,708,000
Mortgages payable and other debt secured by properties held for sale	$42,172,000
Identified intangible liabilities, net of accumulated amortization of $1,226,000	$3,126,000
Other liabilities	$1,390,000
Minority interests	$6,468,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Tax Treatment of Distributions
      The income tax treatment for distributions reportable for the years ended December 31, 2005, 2004, and 2003 was as follows:

	Years Ended December 31,

	2005		2004		2003

Ordinary income	$144,000	0.5%	$732,000	30.0%	$137,000	7.7%
Capital gain	14,843,000	51.1%	—	—	—	—
Return of capital	14,069,000	48.4%	1,705,000	70.0%	1,646,000	92.3%

	$29,056,000	100.0%	$2,437,000	100.00%	$1,783,000	100.00%

12.	Selected Quarterly Data (Unaudited)
      Set forth below is certain unaudited quarterly financial information. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements.
      Prior quarters have been restated as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

	Liquidation Basis

	Period from	Period from
	September 30,	August 31,
	2005	2005
	through	through
	December 31,	September 30,
	2005	2005

Net assets in liquidation, beginning of period	$24,765,000	$24,845,000

Change to the reserve for estimated costs in excess of receipts during liquidation	(787,000)	135,000
Net change in fair value	711,000	(215,000)
Distributions to unit holders	(16,000,000)	—

Change in net assets in liquidation	(16,076,000)	(80,000)

Net assets in liquidation, end of period	$8,689,000	$24,765,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Going Concern Basis

	Period from
	June 30,
	2005	Quarters Ended
	through
	August 31,	June 30,	March 31,
	2005	2005	2005

Revenues	$—	$—	$—

Expenses	—	38,000	(23,000)

Equity in earnings of unconsolidated real estate	89,000	219,000	65,000

Income from continuing operations	94,000	252,000	85,000
Income from discontinued operations	235,000	375,000	7,113,000

Net income	$329,000	$627,000	$7,198,000

Earnings per unit-basic and diluted
Continuing operations	$15.77	$42.28	$14.26
Discontinued operations	39.43	62.92	1,193.46

Net income per unit-basic and diluted	$55.20	$105.20	$1,207.72

	Going Concern Basis
	Quarters Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Revenues	$—	$—	$—	$—

Expenses	12,000	—	87,000	—

Equity in earnings (loss) of unconsolidated real estate	(211,000)	(139,000)	69,000	3,000

Income (loss) from continuing operations	(224,000)	(142,000)	(17,000)	3,000
Income (loss) from discontinued operations	68,000	(8,000)	108,000	28,000

Net income (loss)	$(156,000)	$(150,000)	$91,000	$31,000

Earnings (loss) per unit-basic and diluted
Continuing operations	$(37.58)	$(23.83)	$(2.85)	$0.50
Discontinued operations	11.41	(1.34)	18.12	4.70

Net income (loss) per unit-basic and diluted	$(26.17)	$(25.17)	$15.27	$5.20

13.	Subsequent Events
      In January 2006, we paid a liquidating distribution of approximately $1,500,000, or $251.68 per unit.

NNN 2002 VALUE FUND, LLC
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Period from January 1, 2005 through August 31, 2005 — Reserve deducted from accounts receivable	$130,000	$—	$—	$130,000	$—
Year ended December 31, 2004 — Reserve deducted from accounts receivable	$126,000	$100,000	$—	$96,000	$130,000
Year ended December 31, 2003 — Reserve deducted from accounts receivable	$7,000	$119,000	$—	$—	$126,000

NNN 2002 VALUE FUND, LLC
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION
      We had no consolidated properties as of December 31, 2005.
      (a) The changes in total real estate for the year ended December 31, 2005 are as follows:

2005

Balance as of December 31, 2004	$59,883,000
Additions	247,000
Liquidation adjustment, net(1)	(10,065,000)
Dispositions	(50,065,000)

Balance as of December 31, 2005	$—

      (b) The changes in accumulated depreciation for the year ended December 31, 2005 are as follows:

2005

Balance as of December 31, 2004	$3,501,000
Additions(2)	222,000
Disposals	(3,723,000)

Balance as of December 31, 2005	$—

(1)	Under the liquidation basis of accounting, our real estate holdings were adjusted to their estimated fair value, net of the minority interest’s share. As a result, the net liquidation adjustment is the net adjustment we made to the carrying value of the property in order to reflect its fair value. The liquidation adjustment reflects a decrease for the minority interest’s share of fair value, offset by an increase in total fair value.

(2)	Depreciation expense has not been recorded since August 31, 2005 as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

SIGNATURES
      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC
(Registrant)

By: Triple Net Properties, LLC, its Manager

By:	/s/ Anthony W. Thompson

Anthony W. Thompson
Chief Executive Officer
Triple Net Properties
Date: March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chief Executive Officer and Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

/s/ Scott D. Peters Scott D. Peters	Chief Financial Officer and Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

/s/ Daniel R. Baker Daniel R. Baker	Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

/s/ Jack R. Maurer Jack R. Maurer	Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

/s/ Louis J. Rogers Louis J. Rogers	Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

/s/ Talle A. Voorhies Talle A. Voorhies	Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

/s/ Richard T. Hutton, Jr. Richard T. Hutton, Jr.	Member, Board of Managers of Triple Net Properties, LLC	March 28, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2005 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.		Description

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by stockholders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference)

3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002. (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.3		Promissory Note A by and between NNN BOA West, LLC and Massachusetts Mutual Life Insurance Company. (included as Exhibit 10.3 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.4		Loan Agreement by and among Principal Commercial Funding, LLC, Principal Life Insurance Company, NNN Congress Center, LLC and other tenant-in-common borrowers thereunder. (included as Exhibit 10.5 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.5		Senior Loan Agreement among Fleet National Bank, Fleet Securities, LLC, NNN Netpark 25, LLC and other tenant-in-common borrowers thereunder. (included as Exhibit 10.6 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.6		Form of Tenants in Common Agreement among the Tenants in Common of Congress Center. (included as Exhibit 10.7 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.7		Form of Tenants in Common Agreement among the Tenants in Common of Netpark. (included as Exhibit 10.8 to our Amendment No. 1 to Form 10 Registration filed on February 28, 2005 and incorporated herein by reference.)

10.8		Agreement for Purchase and Sale of Real Property and Escrow Instructions dated January 7, 2005 by and between NNN BOA West, LLC and First States Group, L.P. (included as Exhibit 99 to our Form 8-K filed on January 24, 2005 and incorporated herein by reference.)

10.9		First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions dated February 24, 2005 by and between NNN BOA West, LLC and First States Group, L.P. (included as Exhibit 99 to our Form 8-K filed on February 28, 2005 and incorporated herein by reference.)

31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.