Form 10-Q
period 2006-03-31
NNN 2002 VALUE FUND LLC
filed 2006-05-11
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 11, 2006, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

NNN 2002 VALUE FUND, LLC
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
      The accompanying March 31, 2006 and 2005 interim financial statements of NNN 2002 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
As of March 31, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Investment in unconsolidated real estate	$7,261,000	$7,261,000
Cash and cash equivalents	350,000	1,310,000
Accounts receivable, net	604,000	991,000
Accounts receivable from related parties	9,000	9,000

Total assets	8,224,000	9,571,000

LIABILITIES
Accounts payable and accrued liabilities	6,000	11,000
Reserve for estimated costs in excess of receipts during liquidation	961,000	871,000

Total liabilities	967,000	882,000

Net assets in liquidation	$7,257,000	$8,689,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2006 (Unaudited)

Net assets in liquidation, beginning of period	$8,689,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of receipts during liquidation:
Operating loss	6,000
Distributions received from unconsolidated property	(164,000)
Change in estimated costs in excess of receipts during liquidation	68,000

Changes to reserve for estimated costs in excess of receipts during liquidation	(90,000)

Change in fair value of assets and liabilities:
Change in assets and liabilities due to activity in reserve for estimated costs in excess of receipts during liquidation	158,000

Net increase in fair value	158,000

Distributions to unit holders	(1,500,000)

Change in net assets in liquidation	(1,432,000)

Net assets in liquidation, end of period	$7,257,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
For the Three Ended March 31, 2005 (Unaudited)

Expenses:
General and administrative	$(23,000)

Income before other income (expense) and discontinued operations	23,000
Other income (expense):
Interest expense	(3,000)
Equity in earnings of unconsolidated real estate	65,000

Income from continuing operations	85,000
Discontinued operations:
Gain on sale on real estate	6,674,000
Income from discontinued operations	439,000

Net income	$7,198,000

Net income per unit:
Continuing operations — basic and diluted	$14.26
Discontinued operations — basic and diluted	1,193.46

Total net income per unit — basic and diluted	$1,207.72

Weighted average number of units outstanding — basic and diluted	5,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Three Months Ended March 31, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,198,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investment	(6,674,000)
Depreciation and amortization	496,000
Swap collar interest	(169,000)
Distributions received in excess of equity in earnings of unconsolidated real estate	99,000
Minority interests	421,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(64,000)
Other assets	(317,000)
Accounts payable and accrued liabilities	293,000

Net cash provided by operating activities	1,283,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating properties	22,802,000
Restricted cash	248,000

Net cash provided by investing activities	23,050,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgages payable	208,000
Principal repayments on mortgages payable and notes payable to related party	(9,607,000)
Minority interests distributions	(244,000)
Distributions	(636,000)

Net cash used in financing activities	(10,279,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,054,000
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000

CASH AND CASH EQUIVALENTS — end of period	$15,121,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$514,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization and Description of Business
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
      As of March 31, 2006, we owned an interest in one unconsolidated office property.
      Triple Net Properties, LLC, or our Manager, which is 36.5% owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84.0% owned by Anthony W. Thompson and 16.0% owned by Louis J. Rogers, president of our Manager, as of March 31, 2006. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

Plan of Liquidation
      At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized from the sale of our assets and settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives our Manager’s board of managers, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by December 2006. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.
      For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

2.	Summary of Significant Accounting Policies

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Principles of Consolidation
      The accompanying condensed consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for our unconsolidated real estate investment using the equity method of accounting. We reported our proportionate share of the total earnings of our investment in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statement of operations.

Segments
      We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

3.	Reserve for Estimated Costs in Excess of Receipts During Liquidation
      Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflow from our property, and have therefore recorded a reserve for this excess of costs over operating inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      The change in the reserve for estimated costs in excess of receipts during liquidation for the three months ended March 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(164,000)	$103,000	$491,000
Liabilities:
Liquidation costs	(1,423,000)	6,000	(35,000)	(1,452,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(871,000)	$(158,000)	$68,000	$(961,000)

4.	Net Assets in Liquidation
      Net assets in liquidation decreased $1,432,000 for the three months ended March 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000 in distributions to our unit holders.
      The net assets in liquidation plus $17,500,000 in cumulative liquidating distributions as of March 31, 2006 of approximately $24,757,000 would result in liquidating distributions per unit of approximately $4,352 for Class A, $4,140 for Class B and $3,967 for Class C, of which $2,936 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.

5.	Real Estate Investment
      As of March 31, 2006 and December 31, 2005, our real estate investment is comprised of one investment in an unconsolidated property.

Investment in Unconsolidated Real Estate
      Prior to the adoption of our plan of liquidation, investment in unconsolidated real estate consisted of our investment in Congress Center, LLC, of which we own 12.3%, and was accounted for under the equity method. Under the liquidation basis of accounting our investment in unconsolidated real estate is recorded at estimated fair value less costs to sell.
      The summarized combined historical financial information of our investment in our unconsolidated real estate for the three months ended March 31, 2005 is as follows:

Three Months
Ended
March 31,
2005

Revenues	$4,681,000
Rental and other expenses	4,154,000

Net income	$527,000

Our equity in earnings	$65,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.	Unit Holders’ Equity
      There are three classes of units with different rights with respect to distributions. As of March 31, 2006 and December 31, 2005, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
      Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three months ended March 31, 2006 and 2005.
      Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.
      During the three months ended March 31, 2006 and 2005, distributions of $1,500,000 and $636,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future. Following the payment of the monthly April 2005 distribution, the Board of Managers determined to no longer pay monthly distributions. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation.

7.	Related Party Transactions

Property Management Fees
      We pay Realty for its services in managing our properties a monthly management fee of up to 5% of the gross receipts of revenue of the properties. For the three months ended March 31, 2006 and 2005, we incurred $0 and $218,000, respectively, to Realty, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Lease Commissions
      We pay Realty a leasing commission for its services in leasing any of our properties in an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three months ended March 31, 2006 and 2005, we incurred $0 and $4,000, respectively, to Realty, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Real Estate Commissions
      We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled to up to 80.0% of the 5.0% disposition fee. For the three months ended March 31, 2006 and 2005, we incurred $0 and $780,000, respectively, to Realty, for real estate disposition fees. Pursuant to the Realty-Triple Net Agreement, 75.0% of the real estate disposition fees were passed through to our Manager.

Distributions to Our Manager
      Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6. Our Manager did not receive any such distributions for the three months ended March 31, 2006 and 2005. Based on the valuation of our portfolio as of March 31, 2006, we have reserved for an estimated distribution to our Manager of $1,377,000.

Related Party Accounts Receivable/Payable
      Related party accounts receivable/payable consists primarily of amounts due to/from us and our Manager.

8.	Commitments and Contingencies

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

Unconsolidated Debt
      Total mortgage debt of our unconsolidated property was $97,500,000 as of March 31, 2006 and December 31, 2005. Our share of unconsolidated debt was $11,973,000 as of March 31, 2006 and December 31, 2005, as set forth in the summary below.
      Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of March 31, 2006		As of December 31, 2005

		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000
      The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements. As of March 31, 2006, we are in compliance with all such covenants.

Other
      Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

9.	Discontinued Operations — Properties Held for Sale
      Prior to adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold or classified as held for sale are reflected in the consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the three months ended March, 31, 2005:

Three Months
Ended
March 31,
2005

Rental income	$2,991,000
Rental expenses	(1,293,000)
Depreciation and amortization	(381,000)

Income before other income (expense) and minority interest	1,317,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(505,000)
Other income	48,000
Minority interests	(421,000)

Income from discontinued operations	$439,000

10.	Concentration of Credit Risk
      Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
      As of March 31, 2006, we have an interest in one unconsolidated property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
      As of March 31, 2006, we had no consolidated properties, however five of our tenants at Congress Center, our unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the three months ended March 31, 2006, as follows:

		Percentage of	Square	Lease
	2006 Annual	2006 Annual	Footage	Expiration
Tenant	Base Rent(*)	Base Rent	(Approximately)	Date

Homeland Security	$3,279,000	25.4%	76,000	04/25/12
North American Co. Life and Health Ins.	2,321,000	18.0	101,000	02/28/12
Akzo Nobel, Inc.	1,983,000	15.3	90,000	12/31/13
US Treasury	1,582,000	12.2	37,000	02/28/13
GE Insurance Solutions	1,480,000	11.5	67,000	12/31/12

*	Annualized rental income based on contractual base rent from leases in effect as of March 31, 2006.
      As of March 31, 2005, four of our tenants at our one consolidated property, Netpark, accounted for 10% or more of our aggregate annual rental income for the three months ended March 31, 2006, as follows:

		Percentage of	Square	Lease
	2005 Annual	2005 Annual	Footage	Expiration
Tenant	Base Rent(*)	Base Rent	(Approximately)	Date

Merck Medco	$1,566,000	18.8%	143,000	10/31/11
GMC Worldwide	$1,495,000	17.9	100,000	11/30/06
Alltel Communications, Inc.	$1,048,000	12.6	73,000	11/30/05
Marriott Vacation Club Int’l.	$907,000	10.9	66,000	11/30/08

*	Annualized rental income based on contractual base rent from leases in effect as of March 31, 2005.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.	Per Unit Data
      Prior to the adoption of our plan of liquidation, we reported earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per unit attributable for all periods presented is computed by dividing the net income by the weighted average number of units outstanding during the period. Diluted earnings per unit are computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of March 31, 2005.
      Net income per unit is calculated as follows:

Three Months
Ended
March 31,
2005

Income from continuing operations	$85,000
Income from discontinued operations	7,113,000

Net income	$7,198,000

Net income per unit:
Continuing operations — basic and diluted	$14.26
Discontinued operations — basic and diluted	1,193.46

Total net income per unit — basic and diluted	$1,207.72

Weighted average number of units outstanding — basic and diluted	5,960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2006 (liquidation basis), and the results of operations and cash flows the three months ended March 31, 2005 (going concern basis).
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
Overview and Background
      We are a Virginia limited liability company formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8.0% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders will vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our unit holders.
      Triple Net Properties, LLC, or our Manager, which is 36.5% owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84.0% owned by Anthony W. Thompson and 16.0% owned by Louis J. Rogers, president of our Manager, as of March 31, 2006. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.
      At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable. In June 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per share distribution range are reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.
      Our plan of liquidation gives the board of managers of our Manager, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by December 2006. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.
Critical Accounting Policies
      The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data
      The accompanying interim financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.
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

Scheduled Lease Expirations
      As of March 31, 2006, our unconsolidated property was 90.3% leased to 11 tenants. None of the leases for the existing gross leaseable area, or GLA, expires during 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act
      The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 2006, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation.
Changes in Net Assets in Liquidation

Three Months Ended March 31, 2006
      Net assets in liquidation decreased $1,432,000 for the three months ended March 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000 in distributions to our unit holders.
Liquidity and Capital Resources
      As of March 31, 2006, our total assets and net assets in liquidation were $8,224,000 and $7,257,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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
      Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by December 2006.
Other Liquidity Needs
      We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid unit holders liquidating distributions of $1,500,000 for the three months ended March 31, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of our plan of liquidation. In accordance with our plan of liquidation, the Board of Managers can make liquidating distributions from proceeds received from the sale of assets at their discretion.
      As of March 31, 2006, we estimate that we will have $1,452,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,377,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.
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
      The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for reasons including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant; and (v) actual proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.
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

Capital Resources

General
      Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, without limitation Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make rental payments. As of March 31, 2006, our primary source of capital is distributions from our unconsolidated property.
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

Financing
      We did not have any restricted cash as of March 31, 2006 that is held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.
      We have no principal debt repayments or monthly interest payments on debt.
      We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt
      Total mortgage and other debt of our unconsolidated property was $97,500,000 as of March 31, 2006 and December 31, 2005. Our share of unconsolidated debt was $11,973,000 as of March 31, 2006 and December 31, 2005 as set forth in the summary below.
      Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of March 31, 2006		As of December 31, 2005

		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000
      The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements. As of March 31, 2006, we are in compliance with all such covenants.

Contractual Obligations
      As of March 31, 2006, all debt has been repaid in full.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      As of March 31, 2006 and December 31, 2005, all debt has been repaid in full.

Item 4.	Controls and Procedures
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
      Following the signatures section of this Form 10-Q are certifications of our Manager’s chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, or the Section 302 Certification. This portion of our Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.
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
      Pursuant to the Evaluation, our Manager, with the participation of our Manager’s chief executive officer and chief financial officer, conclude as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in the SEC and forms.
      (b) Changes in internal control over financial reporting. During the three months ended March 31, 2006, we continued to develop our internal controls as follows: we continued the design process for design and implementation of our policies and procedures, we continued to hire qualified and experienced personnel, and we reviewed, tested and certified the financial information presented. We will continue to make changes in our internal control processes in the future.
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
Item 1A.  Risk Factors
      There were no material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5.	Other Information
      None.

Item 6.	Exhibits
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
Date: May 11, 2006

EXHIBIT INDEX
      Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.
      The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by stockholders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference.)
3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002. (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.