Form 10-Q
period 2006-06-30
NNN 2002 VALUE FUND LLC
filed 2006-08-10
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California 92705	(714) 667-8252 (Registrant’s telephone number,
(Address of principal executive offices)	including area code)

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

As of August 10, 2006, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

NNN 2002 VALUE FUND, LLC

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying June 30, 2006 and 2005 interim financial statements of NNN 2002 Value Fund, LLC required to be filed with this Form 10-Q Quarterly Report were prepared by management without audit and commence on the following page, together with the related Notes. In our opinion, these interim financial statements present fairly the financial condition including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows of our company, but should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 included in our 2005 Annual Report on Form 10-K, previously filed with the Securities and Exchange Commission, or the SEC.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of June 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Investment in unconsolidated real estate	$7,261,000	$7,261,000
Cash and cash equivalents	1,076,000	1,310,000
Accounts receivable, net	—	991,000
Accounts receivable from related parties	9,000	9,000

Total assets	8,346,000	9,571,000

LIABILITIES
Accounts payable and accrued liabilities	—	11,000
Reserve for estimated costs in excess of estimated receipts during liquidation	637,000	871,000

Total liabilities	637,000	882,000
Commitments and contingencies (Note 8)

Net assets in liquidation	$7,709,000	$8,689,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2006 (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Net assets in liquidation, beginning of period	$7,257,000	$8,689,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	35,000	41,000
Distributions received from unconsolidated property	(163,000)	(327,000)
Change in estimated costs in excess of estimated receipts during liquidation	452,000	520,000

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	324,000	234,000

Change in fair value of assets and liabilities:
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	128,000	286,000

Net increase in fair value	128,000	286,000

Liquidating distributions to unit holders	—	(1,500,000)

Change in net assets in liquidation	452,000	(980,000)

Net assets in liquidation, end of period	$7,709,000	$7,709,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
For the Three and Six Months Ended June 30, 2005 (Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Expenses:
General and administrative	$38,000	$15,000

Loss before other income (expense) and discontinued operations	(38,000)	(15,000)
Other income (expense):
Interest expense	—	(3,000)
Interest income	71,000	71,000
Equity in earnings of unconsolidated real estate	219,000	284,000

Income from continuing operations	252,000	337,000
Discontinued operations:
Gain on sale on real estate	—	6,674,000
Income from discontinued operations	375,000	814,000

Net income	$627,000	$7,825,000

Net income per unit:
Continuing operations — basic and diluted	$42.28	$56.54
Discontinued operations — basic and diluted	62.92	1,256.38

Total net income per unit — basic and diluted	$105.20	$1,312.92

Weighted average number of units outstanding — basic and diluted	5,960	5,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Six Months Ended June 30, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,825,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investment	(6,674,000)
Depreciation and amortization	624,000
Swap collar interest	(58,000)
Straight-line rents	(206,000)
Distributions received in excess of equity in earnings of unconsolidated real estate	44,000
Minority interests	837,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(42,000)
Other assets	(229,000)
Accounts payable and accrued liabilities	202,000

Net cash provided by operating activities	2,323,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating properties	22,802,000
Capital expenditures	(158,000)
Restricted cash	248,000

Net cash provided by investing activities	22,892,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgages payable	980,000
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)
Minority interests distributions	(489,000)
Distributions	(13,056,000)

Net cash used in financing activities	(22,171,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,044,000
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000

CASH AND CASH EQUIVALENTS — end of period	$4,111,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,108,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2006, we owned an interest in one unconsolidated office property.

Triple Net Properties, LLC, or our Manager, which is 36.5% owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84.0% owned by Anthony W. Thompson and 16.0% owned by Louis J. Rogers, president of our Manager, as of June 30, 2006. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our Manager’s board of managers, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by March, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for our unconsolidated real estate investment using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investment in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our consolidated statement of operations.

Segments

We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

3.	Reserve for Estimated Costs in Excess of Estimated Receipts During Liquidation

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2006 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(327,000)	$732,000	$957,000
Liabilities:
Liquidation costs	(1,423,000)	41,000	(212,000)	(1,594,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(871,000)	$(286,000)	$520,000	$(637,000)

4.	Net Assets in Liquidation

Net assets in liquidation increased $452,000 for the three months ended June 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Net assets in liquidation decreased $980,000 for the six months ended June 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000 in distributions to our unit holders in January 2006, offset by decreases in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

The net assets in liquidation plus $17,500,000 in cumulative liquidating distributions as of June 30, 2006 of approximately $25,209,000 would result in liquidating distributions per unit of approximately $4,432 for Class A, $4,216 for Class B and $4,037 for Class C, of which $2,936 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investment

As of June 30, 2006 and December 31, 2005, our real estate investment is comprised of one investment in an unconsolidated property.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The summarized combined historical financial information of our investment in our unconsolidated real estate for the three and six months ended June 30, 2005 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Revenues	$4,574,000	$9,255,000
Rental and other expenses	2,790,000	6,944,000

Net income	$1,784,000	$2,311,000

Our equity in earnings	$219,000	$284,000

6.	Unit Holders’ Equity

There are three classes of units with different rights with respect to distributions. As of June 30, 2006 and December 31, 2005, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and six months ended June 30, 2006 and 2005.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the six months ended June 30, 2006 and 2005, distributions of $1,500,000 and $12,844,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future. Following the payment of the monthly April 2005 distribution, the Board of Managers determined to no longer pay monthly distributions. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation.

7.	Related Party Transactions

Property Management Fees

We pay Realty for its services in managing our properties a monthly management fee of up to 5.0% of the gross receipts of revenue of the properties. For the three and six months ended June 30, 2005, we incurred $121,000 and $339,000, respectively, to Realty, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not incur property management fees to Realty for the three and six months ended June 30, 2006.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties in an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three and six months ended June 30, 2005, we incurred $50,000 and $54,000, respectively, to Realty, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not incur lease commissions to Realty for the three and six months ended June 30, 2006.

Real Estate Commissions

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the three and six months ended June 30, 2005, we incurred $0 and $780,000, respectively, to Realty, for real estate disposition fees. Pursuant to the Realty-Triple Net Agreement, 75.0% of the real estate disposition fees were passed through to our Manager. We did not incur real estate disposition fees to Realty for the three and six months ended June 30, 2006.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6. Our Manager did not receive any such distributions for the three and six months ended June 30, 2006 and 2005. Based on the valuation of our portfolio as of June 30, 2006, we have reserved for an estimated distribution to our Manager of $1,482,000.

Related Party Accounts Receivable/Payable

Related party accounts receivable consists primarily of amounts due to us from our Manager. Related party accounts payable consists primarily of amounts due from us to our Manager.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

We follow the policy of monitoring our properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the properties that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt

Total mortgage debt of our unconsolidated property was $97,500,000 of fixed rate debt as of June 30, 2006 and December 31, 2005. Our share of unconsolidated debt was $11,973,000 as of June 30, 2006 and December 31, 2005, as set forth in the summary below.

Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of June 30, 2006		As of December 31, 2005
		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements. As of June 30, 2006, we are in compliance with all such covenants.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Discontinued Operations — Properties Held for Sale

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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Rental income	$2,653,000	$5,644,000
Rental expenses	(1,160,000)	(2,453,000)
Depreciation and amortization	(91,000)	(472,000)

Income before other income (expense) and minority interest	1,402,000	2,719,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(617,000)	(1,122,000)
Other income	6,000	54,000
Minority interests	(416,000)	(837,000)

Income from discontinued operations	$375,000	$814,000

10.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of June 30, 2006, we have an interest in one unconsolidated property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

As of June 30, 2006, we had no consolidated properties, however five of our tenants at Congress Center, our unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the six months ended June 30, 2006, as follows:

		Percentage of	Square	Lease
	2006 Annual	2006 Annual	Footage	Expiration
Tenant	Base Rent(*)	Base Rent	(Approximately)	Date

Homeland Security	$3,344,000	25.7%	76,000	04/25/12
North American Co. Life and Health Ins	2,320,000	17.8	101,000	02/28/12
Akzo Nobel, Inc.	1,983,000	15.2	90,000	12/31/13
US Treasury	1,582,000	12.2	37,000	02/28/13
GE Insurance Solutions	1,481,000	11.4	67,000	12/31/12

*	Annualized rental income based on contractual base rent from leases in effect as of June 30, 2006.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2005, four of our tenants at our one consolidated property, Netpark, accounted for 10.0% or more of our aggregate annual rental income for the six months ended June 30, 2005, as follows:

		Percentage of
	2005 Annual	2005 Annual	Square Footage	Lease
Tenant	Base Rent(*)	Base Rent	(Approximately)	Expiration Date

Merck Medco	$1,566,000	18.8%	143,000	10/31/11
GMC Worldwide	1,495,000	18.0	100,000	11/30/06
Alltel Communications, Inc.	961,000	11.7	73,000	11/30/05
Marriott Vacation Club Int’l	935,000	11.3	66,000	11/30/08

*	Annualized rental income based on contractual base rent from leases in effect as of June 30, 2005.

11.	Per Unit Data

Prior to the adoption of our plan of liquidation, we reported earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per unit attributable for all periods presented is computed by dividing net income by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of June 30, 2005.

Net income per unit is calculated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005

Income from continuing operations	$252,000	$337,000
Income from discontinued operations	375,000	7,488,000

Net income	$627,000	$7,825,000

Net income per unit:
Continuing operations — basic and diluted	$42.28	$56.54
Discontinued operations — basic and diluted	62.92	1,256.38

Total net income per unit — basic and diluted	$105.20	$1,312.92

Weighted average number of units outstanding — basic and diluted	5,960	5,960

12.	Subsequent Events

Effective August 2, 2006, Jeffrey T. Hanson was appointed to serve as a member of the Board of Managers of our Manager.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2006 (liquidation basis), and the results of operations for the three and six months ended June 30, 2005 (going concern basis) and cash flows for the six months ended June 30, 2005 (going concern basis).

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

Triple Net Properties, LLC, or our Manager, which is 36.5% owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 84.0% owned by Anthony W. Thompson and 16.0% owned by Louis J. Rogers, president of our Manager, as of June 30, 2006. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

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

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives the board of managers of our Manager, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by March 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

The accompanying interim financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

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

Scheduled Lease Expirations

As of June 30, 2006, our unconsolidated property was 90.3% leased to 11 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation.

Changes in Net Assets in Liquidation

Three and Six Months Ended June 30, 2006

Net assets in liquidation increased $452,000 for the three months ended June 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Net assets in liquidation decreased $980,000 for the six months ended June 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000 in distributions to our unit holders in January 2006, offset by a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Liquidity and Capital Resources

As of June 30, 2006, our total assets and net assets in liquidation were $8,346,000 and $7,709,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property and anticipate completing our plan of liquidation by March 2007.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid unit holders liquidating distributions of $1,500,000 for the six months ended June 30, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of our plan of liquidation. In accordance with our plan of liquidation, the Board of Managers can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of June 30, 2006, we estimate that we will have $1,594,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,482,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, without limitation Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make rental payments. As of June 30, 2006, our primary source of capital is distributions from our unconsolidated property.

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

Financing

We did not have any restricted cash as of June 30, 2006.

We have no principal debt repayments or monthly interest payments on debt.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt

Total mortgage and other debt of our unconsolidated property was $97,500,000 of fixed rate debt as of June 30, 2006 and December 31, 2005. Our share of unconsolidated debt was $11,973,000 as of June 30, 2006 and December 31, 2005 as set forth in the summary below.

Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of June 30, 2006		As of December 31, 2005
		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, debt service coverage, performance covenants and other requirements. As of June 30, 2006, we are in compliance with all such covenants.

Contractual Obligations

As of June 30, 2006, all debt has been repaid in full.

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

Subsequent Events

Effective August 2, 2006, Jeffrey T. Hanson was appointed to serve as a member of the Board of Managers of our Manager.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006 and December 31, 2005, all debt has been repaid in full.

Item 4.	Controls and Procedures

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

Following the signatures section of this Form 10-Q are certifications of our Manager’s chief executive officer and chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

During the period covered by this report, we conducted an evaluation under the supervision and with the participation of our Manager, including our Manager’s chief executive officer and chief financial officer, together with our Manager’s Board of Managers which is acting in the capacity of our audit committee, or the Evaluation, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

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

(b) Changes in internal control over financial reporting.  There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Manager, advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including our private placement offering). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents. Our Manager has advised us that it believes it has and intends to continue to cooperate fully with the SEC’s investigation. This investigation could focus on or involve our failure to timely file our Form 10 and certain required reports under the Exchange Act, and could result in fines, penalties or administrative remedies against us.

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

Dramatic increases in insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our unit holders pursuant to our plan of liquidation.

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to renew our insurance premiums at our current or reasonable rates or the amount of the potential increase of such premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales price of our remaining property interest may be affected by these rising costs and adversely affect our ability to make liquidating distributions to our unit holders pursuant to our plan of liquidation.

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of 2006.

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
Date: August 10, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

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