Form 10-Q
period 2006-09-30
NNN 2002 VALUE FUND LLC
filed 2006-11-03
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 3, 2006, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2006 (Unaudited) and for the Period from August 31, 2005 through September 30, 2005 (Unaudited)	3
	Condensed Consolidated Statements of Operations (Going Concern Basis) for the Period from June 30, 2005 through August 31, 2005 (Unaudited) and for the Period from January 1, 2005 through August 31, 2005 (Unaudited)	4
	Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for the Period from January 1, 2005 through August 31, 2005 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Qualitative and Quantitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of September 30, 2006 (Unaudited) and December 31, 2005 (Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Investment in unconsolidated real estate	$7,261,000	$7,261,000
Cash and cash equivalents	1,240,000	1,310,000
Accounts receivable, net	—	991,000
Accounts receivable from related parties	9,000	9,000

Total assets	8,510,000	9,571,000

LIABILITIES
Accounts payable and accrued liabilities	—	11,000
Reserve for estimated costs in excess of estimated receipts during liquidation	589,000	871,000

Total liabilities	589,000	882,000

Commitments and contingencies (Note 8)
Net assets in liquidation	$7,921,000	$8,689,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2006 (Unaudited) and
for the Period from August 31, 2005 through September 30, 2005 (Unaudited)

			Period from
			August 31, 2005
	Three Months Ended	Nine Months Ended	through
	September 30, 2006	September 30, 2006	September 30, 2005

Net assets in liquidation, beginning of period	$7,709,000	$8,689,000	$24,845,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	—	40,000	190,000
Distributions received from unconsolidated property	(164,000)	(490,000)	(55,000)
Change in estimated costs in excess of estimated receipts during liquidation	212,000	732,000	—

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	48,000	282,000	135,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	—	—	(80,000)
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	164,000	450,000	(135,000)

Net increase (decrease) in fair value	164,000	450,000	(215,000)

Liquidating distributions to unit holders	—	(1,500,000)	—

Change in net assets in liquidation	212,000	(768,000)	(80,000)

Net assets in liquidation, end of period	$7,921,000	$7,921,000	$24,675,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
For the Period from June 30, 2005 through August 31, 2005 (Unaudited)
and for the Period from January 1, 2005 through August 31, 2005 (Unaudited)

	Period from	Period from
	June 30, 2005	January 1, 2005
	through	through
	August 31, 2005	August 31, 2005

Expenses:
General and administrative	$—	$15,000

Loss before other income (expense) and discontinued operations	—	(15,000)
Other income (expense):
Interest expense	—	(3,000)
Interest income	5,000	76,000
Equity in earnings of unconsolidated real estate	89,000	373,000

Income from continuing operations	94,000	431,000
Discontinued operations:
Gain on sale on real estate	—	6,674,000
Income from discontinued operations	235,000	1,049,000

Net income	$329,000	$8,154,000

Net income per unit:
Continuing operations — basic and diluted	$15.77	$72.32
Discontinued operations — basic and diluted	39.43	1,295.81

Total net income per unit — basic and diluted	$55.20	$1,368.12

Weighted average number of units outstanding — basic and diluted	5,960	5,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,154,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investment	(6,674,000)
Depreciation and amortization	453,000
Swap collar interest	191,000
Distributions received in excess of equity in earnings of unconsolidated real estate	63,000
Minority interests	1,083,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(37,000)
Other assets	(374,000)
Accounts payable and accrued liabilities	519,000

Net cash provided by operating activities	3,378,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating properties	22,802,000
Capital expenditures	(73,000)
Restricted cash	248,000

Net cash provided by investing activities	22,977,000

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under mortgages payable	980,000
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)
Minority interests distributions	(652,000)
Distributions	(13,056,000)

Net cash used in financing activities	(22,334,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,021,000
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000

CASH AND CASH EQUIVALENTS — end of period	$5,088,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,447,000

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

As of September 30, 2006, we owned an interest in one unconsolidated office property.

Triple Net Properties, LLC, or our Manager, which as of September 30, 2006 is 36.1% owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 75.0% owned by Anthony W. Thompson and 25.0% owned by Louis J. Rogers, president of our Manager, as of September 30, 2006. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

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

Our plan of liquidation gives our Manager’s board of managers, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property by September 30, 2007 and anticipate completing our plan of liquidation by December 31, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the Securities and Exchange Commission, or the SEC, on August 4, 2005.

2.	Summary of Significant Accounting Policies

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and any variable interest entities, as defined in Financial Accounting Standards Board, or the FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for our unconsolidated real estate investment using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investments in unconsolidated real estate as “Investments in unconsolidated real estate” on our condensed consolidated balance sheet. We reported our proportionate share of the total earnings of our investment in unconsolidated real estate as “Equity in earnings of unconsolidated real estate” on our condensed consolidated statement of operations.

Segments

We internally evaluate all of our properties as one industry segment and, accordingly, do not report segment information.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN 48 on January 1, 2007. We are evaluating FIN 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on January 1, 2008. SFAS 157 will not have a material effect on our consolidated financial statements.

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

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the nine months ended September 30, 2006 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(490,000)	$979,000	$1,041,000
Liabilities:
Liquidation costs	(1,423,000)	40,000	(247,000)	(1,630,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(871,000)	$(450,000)	$732,000	$(589,000)

4.	Net Assets in Liquidation

Net assets in liquidation increased $212,000 for the three months ended September 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Net assets in liquidation decreased $768,000 for the nine months ended September 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000 in distributions to our unit holders in January 2006, offset by decreases in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

The net assets in liquidation plus $17,500,000 in cumulative liquidating distributions as of September 30, 2006 of approximately $25,421,000 would result in liquidating distributions per unit of approximately $4,470 for Class A, $4,251 for Class B and $4,071 for Class C, of which $2,936 per unit for each class has been paid through September 30, 2006. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investment

As of September 30, 2006 and December 31, 2005, our real estate investment is comprised of one investment in an unconsolidated property.

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

The summarized combined historical financial information of our investment in our unconsolidated real estate for the period from June 30, 2005 through August 31, 2005 and for the period from January 1, 2005 through August 31, 2005 is as follows:

	Period from	Period from
	June 30, 2005	January 1, 2005
	through	through
	August 31, 2005	August 31, 2005

Revenues	$3,124,000	$12,379,000
Rental and other expenses	2,392,000	9,337,000

Net income	$732,000	$3,042,000

Our equity in earnings	$89,000	$373,000

6.	Unit Holders’ Equity

There are three classes of units with different rights with respect to distributions. As of September 30, 2006 and December 31, 2005, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and nine months ended September 30, 2006 and 2005.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the nine months ended September 30, 2006 and 2005, distributions of $1,500,000 and $13,024,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

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

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross receipts of revenue of the properties. For the three and nine months ended September 30, 2005, we incurred $106,000 and $444,000, respectively, to Realty, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not incur property management fees to Realty for the three and nine months ended September 30, 2006.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties in an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any renewals. For the three and nine months ended September 30, 2005, we incurred $32,000 and $83,000, respectively, to Realty, of which 100.0% was passed through to our Manager pursuant to the Realty-Triple Net Agreement. We did not incur lease commissions to Realty for the three and nine months ended September 30, 2006.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the three and nine months ended September 30, 2005, we incurred $500,000 and $1,280,000, respectively, to Realty, for real estate disposition fees. Pursuant to the Realty-Triple Net Agreement, 75.0% of the real estate disposition fees were passed through to our Manager. We did not incur real estate disposition fees to Realty for the three and nine months ended September 30, 2006.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6. Our Manager did not receive any such distributions for the three and nine months ended September 30, 2006 and 2005. Based on the valuation of our portfolio as of September 30, 2006, we have reserved for an estimated distribution to our Manager of $1,538,000.

Related Party Accounts Receivable

Related party accounts receivable consists primarily of amounts due to us from our Manager.

8.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Litigation

Neither we nor our unconsolidated property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Environmental Matters

We follow the policy of monitoring our unconsolidated property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the unconsolidated property that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt

Total mortgage and other debt of our unconsolidated property was $97,500,000 of fixed rate debt as of September 30, 2006 and December 31, 2005. Our share of unconsolidated debt was $11,973,000 as of September 30, 2006 and December 31, 2005, as set forth in the summary below.

Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of September 30, 2006		As of December 31, 2005
		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of September 30, 2006, the Congress Center property is in compliance with all such covenants.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

9.	Discontinued Operations — Properties Held for Sale

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our consolidated operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the period from June 30, 2005 through August 31, 2005 and for the period from January 1, 2005 through August 31, 2005:

	Period from	Period from
	June 30, 2005	January 1, 2005
	through	through
	August 31,	August 31,
	2005	2005

Rental income	$1,587,000	$7,231,000
Rental expenses	(699,000)	(3,152,000)
Depreciation and amortization	(23,000)	(495,000)

Income before other income (expense) and minority interest	865,000	3,584,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(395,000)	(1,517,000)
Other income	11,000	65,000
Minority interests	(246,000)	(1,083,000)

Income from discontinued operations	$235,000	$1,049,000

10.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2006 and December 31, 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of September 30, 2006, we have an interest in one unconsolidated property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

As of September 30, 2006, we had no consolidated properties, however five of our tenants at Congress Center, our unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the nine months ended September 30, 2006, as follows:

		Percentage of	Square	Lease
	2006 Annual	2006 Annual	Footage	Expiration
Tenant	Base Rent(*)	Base Rent	(Approximately)	Date

Homeland Security	$3,344,000	25.6%	76,000	04/25/12
North American Co. Life and Health Ins	2,320,000	17.8	101,000	02/28/12
Akzo Nobel, Inc.	1,994,000	15.3	90,000	12/31/13
US Treasury	1,582,000	12.1	37,000	02/28/13
GE Insurance Solutions	1,481,000	11.3	67,000	12/31/12

*	Annualized rental income based on contractual base rent from leases in effect as of September 30, 2006.

As of September 30, 2005, we had no consolidated properties, however five of our tenants at Congress Center, our unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the nine months ended September 30, 2005, as follows:

		Percentage of	Square	Lease
	2005 Annual	2005 Annual	Footage	Expiration
Tenant	Base Rent(*)	Base Rent	(Approximately)	Date

Homeland Security	$3,279,000	25.7%	76,000	04/25/12
North American Co. Life and Health Ins	2,270,000	17.8	101,000	02/28/12
Akzo Nobel, Inc.	1,949,000	15.3	90,000	12/31/13
US Treasury	1,550,000	12.2	37,000	02/28/13
GE Insurance Solutions	1,453,000	11.4	67,000	12/31/12

*	Annualized rental income based on contractual base rent from leases in effect as of September 30, 2005.

11.	Per Unit Data

Prior to the adoption of our plan of liquidation, we reported earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per unit attributable for all periods presented is computed by dividing net income by the weighted average number of units outstanding during the period. Diluted earnings per unit is computed based on the weighted average number of units and all potentially dilutive securities, if any. We did not have any dilutive securities as of August 31, 2005.

Net income per unit is calculated as follows:

	Period from	Period from
	June 30, 2005	January 1, 2005
	through	through
	August 31,	August 31,
	2005	2005

Income from continuing operations	$94,000	$431,000
Income from discontinued operations	235,000	7,723,000

Net income	$329,000	$8,154,000

Net income per unit:
Continuing operations — basic and diluted	$15.77	$72.32
Discontinued operations — basic and diluted	39.43	1,295.81

Total net income per unit — basic and diluted	$55.20	$1,368.12

Weighted average number of units outstanding — basic and diluted	5,960	5,960

12.	Subsequent Events

On October 10, 2006, we paid a liquidating distribution of $1,000,000, or $167.79 per unit to our unit holders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2006 and December 31, 2005 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2006 and for the period from August 31, 2005 through September 30, 2005 (liquidation basis), and the results of operations for the period from June 30, 2005 through August 31, 2005 and January 1, 2005 through August 31, 2005 (going concern basis) and cash flows for the period from January 1, 2005 through August 31, 2005 (going concern basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Manager (as defined below); litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or SEC, of our Manager; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Triple Net Properties, LLC, or our Manager, which as of September 30, 2006 is 36.1% owned by Anthony W. Thompson, chief executive officer and chairman of our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, an affiliate of our Manager, which is 75.0% owned by

Anthony W. Thompson and 25.0% owned by Louis J. Rogers, president of our Manager, as of September 30, 2006. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement.

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

Our plan of liquidation gives the board of managers of our Manager, or the Board of Managers, the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property by September 30, 2007 and anticipate completing our plan of liquidation by December 31, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation, changes in net assets in liquidation, results of operations and cash flows for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K, as filed with the SEC.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will adopt FIN 48 on January 1, 2007. We are evaluating FIN 48 and have not yet determined the impact the adoption will have on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on January 1, 2008. SFAS 157 will not have a material effect on our consolidated financial statements.

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

Scheduled Lease Expirations

As of September 30, 2006, our unconsolidated property was 91.4% leased to 11 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2006. Our leasing strategy for 2006 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

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

Changes in Net Assets in Liquidation

Three and Nine Months Ended September 30, 2006

Net assets in liquidation increased $212,000 for the three months ended September 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Net assets in liquidation decreased $768,000 for the nine months ended September 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000 in distributions to our unit holders in January 2006, offset by a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Liquidity and Capital Resources

As of September 30, 2006, our total assets and net assets in liquidation were $8,510,000 and $7,921,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

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

Our plan of liquidation gives the Board of Managers the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of the Board of Managers. Although we can provide no assurances, we currently expect to sell our interest in our remaining property by September 30, 2007 and anticipate completing our plan of liquidation by December 31, 2007.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid unit holders liquidating distributions of $1,500,000 for the nine months ended September 30, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the Board of Managers terminated monthly distributions in anticipation of our plan of liquidation. In accordance with our plan of liquidation, the Board of Managers can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of September 30, 2006, we estimate that we will have $1,630,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,538,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, without limitation Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. We derive substantially all of our revenues from tenants under leases at our properties. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of September 30, 2006, our primary source of capital is distributions from our unconsolidated property.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of liquidating distributions to be primarily from the net proceeds from the sale of our remaining property interest.

Financing

We did not have any restricted cash as of September 30, 2006.

We have no principal debt repayments or monthly interest payments on debt.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months.

Unconsolidated Debt

Total mortgage and other debt of our unconsolidated property was $97,500,000 of fixed rate debt as of September 30, 2006 and December 31, 2005. Our share of unconsolidated debt was $11,973,000 as of September 30, 2006 and December 31, 2005 as set forth in the summary below.

Total mortgage and other debt and our portion of our unconsolidated property is as follows:

		As of September 30, 2006		As of December 31, 2005
		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,500,000	$11,973,000	$97,500,000	$11,973,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of September 30, 2006, the Congress Center property is in compliance with all such covenants.

Contractual Obligations

As of September 30, 2006, all consolidated debt has been repaid in full.

Off-Balance Sheet Arrangements

Consistent with December 31, 2005, there are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Subsequent Events

On October 10, 2006, we paid a liquidating distribution of $1,000,000, or $167.79 per unit to our unit holders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006 and December 31, 2005, all consolidated debt has been repaid in full.

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

Pursuant to the Evaluation, our Manager, with the participation of our Manager’s chief executive officer and chief financial officer, conclude as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the applicable time periods specified in SEC rules and forms.

(b) Changes in internal control over financial reporting.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Manager, advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to conduct our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

Litigation

Neither we nor our unconsolidated property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A.  Risk Factors

There were no other material changes from risk factors previously disclosed in our 2005 Annual Report on Form 10-K, as filed with the SEC, except as noted below.

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

The pending SEC investigation of our Manager could adversely impact our Manager’s ability to perform its duties to us which could negatively impact our ability to pay distributions.

On September 16, 2004, our Manager learned that the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in preliminary settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could materially adversely affect our Manager’s ability to perform its duties to us and/or delay the payment of distributions under our plan of liquidation. Additionally, any resolution of this matter that reflects negatively on the reputation of our Manager could materially and adversely affect the willingness of potential investors to invest in future offerings sponsored by our Manager. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs. At this time, we cannot assess how or when the outcome of the matter will be ultimately determined.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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
Anthony W. Thompson
Chief Executive Officer
Triple Net Properties, LLC
(principal executive officer)

By:	/s/ Scott D. Peters
Scott D. Peters
Chief Financial Officer
Triple Net Properties, LLC
(principal financial officer)

Date: November 3, 2006

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number		Description

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by stockholders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference.)
3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002. (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.