Form 10-K
period 2006-12-31
NNN 2002 VALUE FUND LLC
filed 2007-03-14
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-51098
NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200
Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A LLC Membership Interests
Class B LLC Membership Interests
Class C LLC Membership Interests
(Title of Class)

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 14, 2007, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 Value Fund, LLC

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

OUR COMPANY

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our assets. As of December 31, 2006, we own an interest in one unconsolidated office property.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, which manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of out board of directors. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the Board of Directors of NNN Realty Advisors and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our Manager’s website at www.1031nnn.com as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission, or the SEC. They are also available for printing by any unit holder upon request. We do not maintain our own website or have an address or telephone number separate from our Manager. Since we pay fees to our Manager for its services, we do not pay rent for the use of their space.

Plan of Liquidation

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion.

We continually evaluate our one remaining unconsolidated property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement for the sale of or become aware of market conditions or other circumstances that indicate that the present value of our property materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in our remaining property by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Liquidation Progress During 2006

•	In January 2006, we paid a liquidating distribution of approximately $1,500,000, or $251.68 per unit, to our unit holders.

•	On October 10, 2006, we paid a liquidating distribution of approximately $1,000,000, or $167.79 per unit, to our unit holders.

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

Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our remaining property. However, we cannot assure our unit holders that we will attain all of these objectives or that unit holder capital will not decrease.

References herein to our property, our remaining property, remaining asset or remaining property interest is to our 12.3% interest in a single office property.

Disposition Strategies

In accordance with our plan of liquidation, we currently consider various factors when evaluating a potential property disposition. These factors include, without limitation, the following:

•	the ability to sell our remaining property interest at the highest possible price in order to maximize the return to the unit holders; and

•	the ability of our buyers to finance the acquisition of our asset.

Operating Strategies

In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our remaining property interest through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

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

FINANCING POLICIES

To date, we have financed our investments through a combination of equity as well as secured debt. We may utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by our Manager, are those which are used for hedging purposes rather than investment purposes. If an anticipated hedging transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.

TAX STATUS

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated financial statements except for insignificant amounts related to state franchise and income taxes.

DISTRIBUTION POLICY

Following payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from net proceeds received from the sale of assets at its discretion. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors our Manager deems relevant.

COMPETITION

We compete with a considerable number of other real estate companies to lease office space to tenants, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

When we sell our remaining property, we will be in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.

As of March 14, 2007, we own an interest in one unconsolidated office property located in Chicago, Illinois. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our property and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act.  Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, our one remaining unconsolidated property has not been audited, nor have investigations of our one remaining unconsolidated property been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to our one remaining unconsolidated property or restrict our ability to renovate our one remaining unconsolidated property. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on our one remaining unconsolidated property. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on our one remaining unconsolidated property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of our one remaining unconsolidated property, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants.  Some of our tenants may handle hazardous substances and wastes on our one remaining unconsolidated property as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with our one remaining unconsolidated property.

Other Federal, State and Local Regulations.  Our one remaining unconsolidated property is subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our one remaining unconsolidated property is currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our unit holders. We believe, based in part on engineering reports which we generally obtain at the time we acquired our one remaining unconsolidated property that our one remaining unconsolidated property complies in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

SIGNIFICANT TENANTS

As of December 31, 2006, five of our tenants at Congress Center, our one remaining unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property as follows:

		Percentage of		Lease
	2006 Annual	2006 Annual	Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,344,000	25.6%	76,000	04/25/12
North American Co. Life and Health Ins	$2,320,000	17.8%	101,000	02/28/12
Akzo Nobel, Inc	$1,994,000	15.3%	90,000	12/31/13
US Treasury	$1,582,000	12.1%	37,000	02/28/13
Employer’s Reinsurance Corporation(2)	$1,488,000	11.4%	67,000	12/31/12

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(2)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings. On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective as of January 1, 2008. On January 2, 2007, Employer’s Reinsurance Corporation paid the lender $3,773,000 to satisfy their termination fee obligation pursuant to their lease. An additional $27,000 was paid to the lender in conjunction with the Employer’s Reinsurance Corporation termination resulting in a total of $3,800,000 being deposited with the lender in a reserve account pursuant to a property reserves agreement between the borrower (all the owners of the Congress Center property) and the lender. The additional reserve deposit of $27,000 was paid by us along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners based on each owner’s pro-rata ownership in the property. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves on behalf of the borrower. Our Manager has begun marketing efforts to re-lease the space in anticipation of the lease terminating on January 1, 2008.

We are also subject to a concentration of regional economic exposure as we own an interest in one unconsolidated property located in Chicago, Illinois as of December 31, 2006. Regional economic downturns in Illinois could adversely impact our operations.

EMPLOYEES

We have no employees or executive officers. Substantially all work performed for us is performed by employees and executive officers of our Manager and its affiliates.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate our one remaining unconsolidated property and interest therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.  Risk Factors.

Risks Associated with Our Liquidation

We may delay and/or reduce our liquidating distributions to our unit holders.

As of March 14, 2007, we estimate that our net proceeds from liquidation will be approximately $25,319,000 (of which $18,500,000 has been paid to our unit holders as of March 14, 2007) and we expect to distribute per unit approximately $4,452.09 for Class A, $4,234.48 for Class B, and $4,055.00 for Class C in liquidating distributions (of which $3,104.10 per unit for each class has been paid as of March 14, 2007), which we anticipate paying by December 31, 2007. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our unit holders may be more or less than we currently estimate. In addition, the liquidating distributions to our unit holders may be paid later than we predict.

Our plan of liquidation allows for the sale of our property interest to affiliates.

Our plan of liquidation provides that we may sell our property interest to an affiliate, but only if Stanger opines as to the fairness of the proposed transaction to us, from a financial point of view, or we receive an appraisal of the underlying unconsolidated property as a condition to our Manager’s approval and the proposed sales price is within the range of values provided by the appraisal. In no event will our Manager approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our unit holders may be delayed or reduced.

The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by these future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our unit holders would be delayed and/or reduced.

If we are unable to find a buyer for our remaining property interest at our expected sales price, our liquidating distributions to our unit holders may be delayed or reduced.

As of March 14, 2007, our remaining property interest is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our unit holders, we assumed that we would be able to find a buyer for our remaining property interest at amounts based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unit holders would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our unit holders are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from our remaining property interest may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.

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

Any reduction in the value of our one remaining property interest would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our remaining property interest could decrease or delay the payment of liquidating distributions to unit holders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our unit holders may be delayed and/or reduced.

In calculating our estimated liquidating distributions to our unit holders, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the remaining property interest, which would reduce our liquidating distributions to our unit holders. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our unit holders will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our unit holders.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our unit holders may be delayed and/ or reduced.

Before making the final liquidating distribution to our unit holders, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Manager may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Manager may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet final, and, therefore we have used estimates of these costs in calculating the amounts of our projected liquidating distributions to our unit holders. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our unit holders may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our unit holders may be delayed and/or reduced.

If we are not able to sell our remaining property interest in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings.

In the event we are not able to sell our remaining property interest within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings.

We expect to incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.

As a result of our obligation to register our securities with the SEC under the Exchange Act, we will be subject to the rules of the Exchange Act and related reporting requirements. This compliance with the reporting requirements of the Exchange Act will require timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, are expected to involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing its risks of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could decrease or delay the payment of liquidating distributions to our unit holders.

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

We were formed prior to the enactment of these new corporate governance standards and did not intend to become subject to those provisions. As a result, we did not have all of the necessary procedures and policies in place at the time of their enactment. Any failure to comply with the Sarbanes — Oxley Act could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions to our unit holders under our plan of liquidation.

If we are unable to retain our Manager and sufficient executives and staff members of our Manager to complete our plan of liquidation in a reasonably expeditious manner, our liquidating distributions to our unit holders might be delayed or reduced.

Our ability to complete any sale, to locate qualified buyers for our remaining property interest and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Manager’s officers, their familiarity with our assets, any counter-parties to any sale agreements and the market for our property, and their ability to efficiently manage the professionals in the process. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely affect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining asset at the expected price.

Our ability to complete our plan of liquidation in a timely manner also depends on our Manager’s ability to retain its key employees. Our Manager’s employees may seek other employment rather than remain with our Manager throughout the process of liquidation. If our Manager is unable to retain appropriate qualified key executives and staff to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions to our unit holders might be delayed and/or reduced.

Our unit holders may not receive any profits resulting from the sale of our remaining property, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

In accordance with our plan of liquidation, our unit holders may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our remaining property either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on the asset at the time of sale as partial payment thereof. We do not have any limitations or restrictions on our right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from the sale, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we may receive initial down payments in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our unit holders may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.

Our entity value may be adversely affected by adoption of our plan of liquidation.

In accordance with our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our remaining asset at pr below the end of the estimated range, which would reduce the amount of distributions to our unit holders.

There can be no assurance that our plan of liquidation will result in greater returns to our unit holders on their investment within a reasonable period of time, than our unit holders would receive through other alternatives reasonably available to us.

Our unit holders will no longer participate in any future earnings or growth of our assets or benefit from any increases in the value of our assets once such assets are sold. While our Manager believes that liquidation will be more likely to provide our unit holders with a greater return on their investment within a reasonable period of time than our unit holders would receive through other alternatives reasonably available to us, such belief relies on certain assumptions and judgments concerning future events which may be unreliable or incorrect.

Our Manager may amend our plan of liquidation without unit holder approval.

Our Manager may amend our plan of liquidation without further unit holder approval, to the extent permitted by Virginia law. Thus, to the extent that Virginia law permits us to so do, we may decide to conduct the liquidation differently than was described in the proxy statement. Further, our Manager may terminate our plan of liquidation without further action by our unit holders, except as may be prohibited by Virginia law.

Our Manager will have the authority to sell our remaining property interest under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.

Our Manager has the authority to sell our remaining property interest on such terms and to such parties as our Manager determines in its sole discretion. Notably, our unit holders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our shareholders must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hind sight.

Our plan of liquidation may lead to unit holder litigation which could result in substantial costs and distract our Manager.

Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 14, 2007, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Manager’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount any such damages; however, they may be significant and may reduce our cash available for liquidating distributions to our unit holders.

Our Manager’s executives and our Manager have conflicts of interest that differ from our unit holders as a result of the liquidation.

Our Manager, its affiliates and employees have interests in the liquidation that are different from their interests as a unit holder. Our Manager is aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.

Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our one remaining unconsolidated property. Our Manager has engaged Realty, an affiliate of our Manager, to provide a number of services in connection with our property, including disposing of our one remaining unconsolidated property interest. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5.0% of the gross sales price of any of the properties if the terms of the sale are approved by us. Based on our estimated sales price as of December 31, 2006, we estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of approximately $282,000 for disposing of our remaining property interest. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price as of December 31, 2006, we estimate that the total fees that will be received by our Manager or Realty from the affiliated co-owners will be approximately $2,013,000. Moreover, if we sell our remaining property interest to an affiliate of ours or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.

Our Manager is also entitled to receive liquidating distributions pursuant to the Operating Agreement. As of December 31, 2006, we estimate that our Manager will receive approximately $1,513,000 in liquidating distributions.

Our plan of liquidation has caused our accounting basis to change, which could require us to write-down our assets.

In accordance with our plan of liquidation, we have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with generally accepted accounting principles under the liquidation basis of accounting, all of our assets have been stated at their estimated fair value and all of our liabilities (including those related to severance agreements) are recorded at the estimated amounts at which the liabilities are expected to be settled. We may make liquidating distributions to our unit holders that exceed the carrying amount of our net assets. However, we cannot assure our unit holders what the ultimate amounts of such liquidating distributions will be. Under the liquidation basis of accounting, the fair value of the assets and liabilities is estimated at each reporting period, and therefore, there is a risk that our assets may substantially decrease, due to revised estimates of the fair value or, that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. Write downs in our assets could reduce the price that a third party would be willing to pay to acquire our unit holders units or our assets.

We may be unable to sell our interest in a limited liability company at our expected value.

We currently hold our Congress Center investment as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2006, our share of the estimated fair value of this property was $6,476,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may delay and/or reduce our liquidating distributions to our unit holders. Additionally, in order to realize a return on our investment, we presently intend to sell our interest in this LLC. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and thus cannot sell our property interest held in the limited liability company or the applicable unconsolidated property in its entirety.

Unit holders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our unit holder could be held liable for the payment to creditors of such unit holder’s pro rata portion of the excess, limited to the amounts previously received by the unit holder in distributions from us or the liquidating trust.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions to our unit holders under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to unit holders and/or holders of beneficial interests of the liquidation trust under our plan of liquidation.

Other Risks of Our Business

The pending SEC investigation of our Manager could result in regulatory actions against us which could negatively impact our ability to pay distributions to our unit holders.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us.

As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act in 2004, we may be subject to SEC enforcement action or other legal action.

As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act in 2004, we may be subject to SEC enforcement action or other legal action. Such actions could restrict or eliminate certain exemptions available under the Securities Act or cause us or our Manager to incur financial liability in the form of fines or judgments and impose injunctive burdens on us. Under the Operating Agreement, we could be responsible for reimbursement or indemnification in the event that our Manager suffers damage as a result of any action involving us. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could reduce or delay our liquidating distributions to our unit holders.

Erroneous disclosure in the prior performance tables in our private placement offering documents could result in lawsuits or other actions against us or our Manager which could have an adverse effect upon our business and results of operations.

In connection with our offering of the sale of our units from May 15, 2000 through July 14, 2003, we disclosed the prior performance of all public and non-public investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the non-public programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves incorrect, even as presented on a tax or cash basis. In particular, certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results. The overstatement of results could result in lawsuits or other actions against us which could reduce or delay our liquidating distributions to our unit holders.

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

By owning units, our unit holders will be subjected to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of our unit holders’ investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

If our property interest decreases in value, the value of our unit holders’ investment will likewise decrease and our unit holders could lose some or all of their investment.

Our remaining property interest faces significant competition.

We face significant competition from other owners, operators and developers of office properties. Our property faces competition from similar properties owned by others in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our remaining property interest, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our unit holders. At the time we sale of our property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

The sale of our assets could cause our unit holders to recognize income in excess of cash distributions to our unit holders.

We plan to sell, transfer or otherwise dispose of all of our assets in accordance with our plan of liquidation. The sale of our assets will generate taxable income or loss that must be taken into account by our unit holders based upon the amount of income or loss allocated to our unit holders. The amount of income, if any, derived from the sale of our assets may be greater than the amount of cash distributed to our unit holders in connection with such sale. Under certain circumstances, such cash distributions may not be sufficient to pay our unit holders tax liabilities resulting from the sale.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our unit holders.

Our investment in our remaining unconsolidated office property is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our property interest and the ability to make distributions to our unit holders depend upon the ability of the tenants at our property to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our unit holders. These changes include, among others, the following:

•	downturns in national, regional or local economic conditions where our property is located, which generally will negatively impact the demand for office space and rental rates;

•	changes in local market conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for the lease of office properties, making it more difficult for us to lease space at attractive rental rates or at all;

•	competition from other available office properties owned by others, which could cause us to lose current or prospective tenants or cause us to reduce rental rates to competitive levels;

•	our ability to pay for adequate maintenance, insurance, utility, security and other operating costs, including real estate taxes and debt service payments, that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from a property; and

•	changes in federal, state or local regulations and controls affecting rents, prices of goods, interest rates, fuel and energy consumption.

Due to these changes, among others, tenants and lease guarantors, if any, may be unable to make their lease payments. A default by a tenant or the failure of a tenant’s guarantor to fulfill its obligations to us, or an early termination of a lease as a result of a tenant default or otherwise could, depending upon the size of the leased premises and our Manager’s ability to successfully find a substitute tenant, have an adverse effect on our revenues and cash available for distribution to our unit holders.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in our remaining property interest.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell our remaining unconsolidated property interest by December 31, 2007. However, due to the illiquid nature of real estate and the short timeframe that we have to sell our remaining property interest, we may not recoup the estimated fair value we have recorded as of December 31, 2006 by December 31, 2007. We cannot provide assurance that we will be able to dispose of our remaining property interest by December 31, 2007 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in our remaining property interest.

Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 14, 2007, we only have an interest in one unconsolidated property located in Illinois. The geographic concentration of this one unconsolidated property exposes us to economic downturns in this region. A regional recession in this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of this one unconsolidated property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Manager or its affiliates or third parties. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.

Due to our ownership of only a single property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at Congress Center, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

As of March 14, 2007, rent paid by the tenants at the Congress Center property represented 100.0% of our annualized revenues. The revenue generated by this one unconsolidated property is substantially dependent on the financial condition of the significant tenants at the property and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these significant tenants may result in the failure or delay of such tenants’ rental payments to us which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective as of January 1, 2008. On January 2, 2007, Employer’s Reinsurance Corporation paid the lender $3,773,000 to satisfy their termination fee obligation pursuant to their lease agreement. An additional $27,000 was paid to the lender in conjunction with the Employer’s Reinsurance Corporation termination resulting in a total of $3,800,000 being deposited with the lender in a reserve account pursuant to a property reserves agreement between the borrower (all the owners of the Congress Center property) and the lender. The additional reserve deposit of $27,000 was paid by us along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners based on each owner’s pro-rata ownership in the property. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves on behalf of the borrower. Our Manager has begun marketing efforts to re-lease the space in anticipation of the lease terminating on January 1, 2008, however, our failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We endeavor to maintain comprehensive insurance on the property we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the one unconsolidated property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of our property, we could lose both our invested capital and anticipated profits from such unconsolidated property. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

Our co-ownership arrangements with affiliated entities may not reflect solely our unit holders’ best interests and may subject these investments to increased risks.

We acquired our interest in the Congress Center property through a co-ownership arrangement with affiliates of our Manager. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. This acquisition was financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). The terms of this co-ownership arrangement may be more favorable to the co-owner(s) than to our unit holders. In addition, investing in properties through co-ownership arrangements subjects those investments to risks not present in a wholly-owned property, including, among others, the following:

•	the risk that the co-owner(s) in the investment might become bankrupt;

•	the risk that the co-owner(s) may at any time has economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;

•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our unit holders; or

•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as selling a property at a time when it would have adverse consequences to us.

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

There is currently no public market for our units. Therefore, it will likely be difficult for our unit holders to sell their units and, if our unit holders are able to sell their units in a fully liquid manner, our unit holders may elect to do so at a substantial discount from the price our unit holders paid for these matters.

There currently is no public market for our units. Additionally, the Operating Agreement contains restrictions on the ownership and transfer of our units, and these restrictions may inhibit our unit holders’ ability to sell their units. It may be difficult for our unit holders to sell their units promptly or at all. If our unit holders are able to sell their units, our unit holders may only be able to do so at a substantial discount from the price our unit holders paid.

We do not expect to register as an investment company under the Investment Company Act of 1940 and, therefore, we will not be subject to the requirements imposed on an investment company by such Act.

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

Many of these requirements are intended to provide benefits or protections to security holders of investment companies. Because we do not expect to be subject to these requirements, our unit holders will not be entitled to these benefits or protections.

In order to maintain our exemption from regulation under the Act, we must engage primarily in the business of buying real estate. In addition, in order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may reduce the cash available for distribution to unit holders and possibly lower their returns.

If we are required to register as an investment company under the Investment Company Act of 1940, the additional expenses and operational limitations associated with such registration may reduce our holders’ investment return.

We do not expect that we will operate in a manner that requires us to register as an investment company under the Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as investment securities, as such term is defined under this Act, and the value of such assets exceeds 40.0% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.

If we held investment securities and the value of these securities exceeded 40.0% of the value of our total assets, we may be required to register as an investment company. Investment companies are subject to a variety of substantial requirements that could significantly impact our operations. The costs and expenses we would incur to register and operate as an investment company, as well as the limitations placed on our operations, could have an adverse impact on our operations and our unit holders’ investment return.

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

We are managed by the executive officers of our Manager and key employees of our Manager. Thus, our ability to achieve our investment objectives and to pay distributions to our unit holders is dependent upon the performance of our Manager, its executive officers, and its key employees in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Manager and its executive officers, as well as the management of any entities or ventures in which we co-invest. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.

We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2006, there was $97,308,000 of debt outstanding related to our one remaining unconsolidated property, our share of which was $11,949,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to seize our income from the property securing the loan or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property securing the loan among other remedies. If we were to breach such covenants or obligations, we may then have to sell our remaining property interest either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions to our unit holders.

The pending SEC investigation of our Manager could result in defaults or alleged defaults under our loan documents or limit our ability to obtain debt financing in the future.

We rely on debt financing for meeting capital expenditure obligations, among other obligations. The SEC investigation of our Manager described above, or any related enforcement action by government authorities against our Manager or us, could result in defaults or alleged defaults under our existing loan agreements or could make it more difficult for us to obtain new debt financing or prevent us from satisfying customary debt covenants or conditions required by existing loan documents, which could reduce and/or delay our liquidating distributions to our unit holders.

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

We have terminated our regular monthly distributions; future distributions are at the discretion of our Manager.

Following payment of the monthly April 2005 distribution to our unit holders, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions to our unit holders. Future liquidating distributions to our unit holders will be made from net proceeds received by us from the sale of our remaining property interest, and will be determined at the discretion of our Manager. Liquidating distribution amounts to our unit holders will depend on net proceeds received from the sale of our remaining property interest, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors our Manager may deem relevant. Our ability to pay liquidating distributions to our unit holders may be adversely affected by the risks described herein.

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

The conflicts of interest of our Manager’s executives with us mean we will not be managed by our Manager solely in the best interests of our unit holders.

Our Manager’s executives have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our unit holders.

Our Manager also advises G REIT, Inc., T REIT, Inc., NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. and manages other private TIC programs and other programs that may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our Manager also serve as officers and directors of G REIT, Inc., T REIT, Inc., NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. Our

Manager is a wholly owned subsidiary of NNN Realty Advisors and Mr. Thompson and executive officers of our Manager collectively own approximately 35.0% of NNN Realty Advisors. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager devotes to us, because it will be providing similar services to G REIT, Inc., T REIT, Inc., NNN 2003 Value Fund, LLC, NNN Apartment REIT, Inc. and NNN Healthcare/Office REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Manager and its affiliates and seeking to dispose of properties at or about the same time as us.

If our Manager or its affiliates breach their fiduciary obligations to us, we may not meet our investment objectives, which could reduce the expected cash available for distribution to our unit holders.

The absence of arm’s length bargaining may mean that our agreements are not as favorable to our unit holders as these agreements otherwise would have been.

Any existing or future agreements between us and our Manager, Realty or their affiliates were not and will not be reached through arm’s length negotiations. Thus, such agreements may not solely reflect our unit holders’ interests as a unit holder. For example, the Operating Agreement was not the result of arm’s length negotiations. As a result, these agreements may be relatively more favorable to the other counterparty than to us.

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

Item 2.	Properties.

Real Estate Investments

As of December 31, 2006, we own an interest in one unconsolidated property in Chicago, Illinois. Our interest in the unconsolidated property is held as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The unconsolidated property has an aggregate gross leaseable area, or GLA, of approximately 519,000 square feet.

The following table presents certain additional information about our property as of December 31, 2006:

	Property	GLA	%	Date	Annual	% Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	per Sq Ft(3)

Unconsolidated Property:
Congress Center	Chicago, IL	519,000	12.3%	1/9/03	$13,065,000	91.4%	$25.17

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(2)	Physical occupancy as of December 31, 2006.

(3)	Average effective annual rent per leased square foot as of December 31, 2006.

Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value.

The following information generally applies to our property as of December 31, 2006:

•	we believe our one unconsolidated property is adequately covered by insurance;

•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and

•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of our organizational structure and ownership information for our one unconsolidated property interest we own as of December 31, 2006:

NNN 2002 Value Fund, LLC

Congress Center

The following is a summary of our relationship with entities with ownership interests in Congress Center as of December 31, 2006:

Indebtedness

As of December 31, 2006, there were secured mortgage loans outstanding related to our one remaining unconsolidated property, our share of which approximates $11,949,000. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8 — “Commitments and Contingencies”, to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Manager, a wholly owned subsidiary of NNN Realty Advisors, Inc., advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

Prior Performance Tables

In connection with our offering of the sale of our units from May 15, 2002 through July 14, 2003, we disclosed the prior performance of all public and private investment programs sponsored by our Manager. Our Manager subsequently determined that there were certain errors in those prior performance tables. In particular, the financial information in the tables was stated to be presented on a GAAP basis. Generally the tables for the public programs were not presented on a GAAP basis and the tables for the private programs were prepared and presented on a tax or cash accounting basis. Moreover, a number of the prior performance data figures were themselves erroneous, even as presented on a tax or cash basis. In particular, certain programs sponsored by our Manager have invested either along side or in other programs sponsored by our Manager. The nature and results of these investments were not fully and accurately disclosed in the tables. In addition, for the private programs certain calculations of depreciation and amortization were not on an income tax basis for a limited liability company investment; certain operating expenses were not reflected in the operating results; and monthly mortgage principal payments were not reported. In general, the resulting effect is an overstatement of our Manager’s program and aggregate portfolio operating results.

Litigation

Neither we nor our property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of unit holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units.

As of December 31, 2006, there were no outstanding options or warrants to purchase, or securities convertible into, units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 14, 2007, there were 550 unit holders of record, with 206, 209 and 209 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.

Distributions

The Operating Agreement provides that Class A unit holders receive a 10.0% per annum cumulative return, or a 10.0% priority return, Class B unit holders receive a 9.0% per annum cumulative return, or a 9.0% priority return, and Class C unit holders receive an 8.0% per annum cumulative return, or an 8.0% priority return.

The distributions declared per Class A unit in each quarter since January 1, 2004 are as follows:

Quarters Ended	2006	2005	2004

March 31	$251.68	$106.21	$100.00
June 30	N/A	$2,048.83	$100.00
September 30	N/A	N/A	$104.00
December 31	$167.79	$2,684.56	$106.00

The distributions declared per Class B unit in each quarter since January 1, 2004 are as follows:

Quarters Ended	2006	2005	2004

March 31	$251.68	$106.21	$100.00
June 30	N/A	$2,048.83	$100.00
September 30	N/A	N/A	$104.00
December 31	$167.79	$2,684.56	$106.00

The distributions declared per Class C unit in each quarter since January 1, 2004 are as follows:

Quarters Ended	2006	2005	2004

March 31	$251.68	$106.21	$100.00
June 30	N/A	$2,048.83	$100.00
September 30	N/A	N/A	$104.00
December 31	$167.79	$2,684.56	$106.00

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager in their sole discretion. Liquidating distributions to our unit holders will be determined based on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors our Manager may deem relevant. Following the payment of the monthly April 2005 distribution to our unit holders, the then Board of Managers decided to discontinue the payment of monthly distributions.

In January 2006 and October 2006, we paid liquidating distributions of approximately $1,500,000, or $251.68 per unit, and $1,000,000, or $167.79 per unit, respectively, per unit to our unit holders.

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

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2006.

Item 6.	Selected Financial Data.

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

	Liquidation Basis
	As of December 31,
Selected Financial Data(1)	2006	2005

STATEMENT OF NET ASSETS:
Total assets	$6,884,000	$9,571,000
Net assets in liquidation(2)	6,819,000	8,689,000
Net asset value per unit(2)	$1,144.13	$1,457.89

	Liquidation Basis
		Period from
		August 31, 2005
	Year Ended	through
	December 31,	December 31,
	2006	2005

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$8,689,000	$24,845,000
Changes to reserve for estimated costs in excess of receipts during liquidation	806,000	(652,000)
Net (decrease) increase in fair value	(176,000)	496,000
Distributions to unit holders	(2,500,000)	(16,000,000)

Change in net assets in liquidation	(1,870,000)	(16,156,000)

Net assets in liquidation, end of period	$6,819,000	$8,689,000

	Going Concern Basis
	As of December 31,
Selected Financial Data(1)	2004	2003	2002

BALANCE SHEET DATA:
Total assets	$73,235,000	$75,228,000	$21,836,000
Mortgage loans payable, including property held for sale	42,172,000	41,036,000	14,141,000
Unit holders’ equity	19,331,000	21,965,000	6,926,000
Book value per unit	$3,243.46	$4,522.34	$17,668.37

	Going Concern Basis
	Period from			Period from May 15,
	January 1, 2005			2002 (Date of
	through			Inception) through
	August 31,	Years Ended December 31,		December 31,
	2005	2004	2003	2002

OPERATING DATA:
Total revenues	$—	$—	$—	$—

Income (loss) from continuing operations before discontinued operations and gain on sale of real estate investments	431,000	(380,000)	61,000	(63,000)
Discontinued operations, including gain on sale	7,723,000	196,000	(596,000)	(109,000)

Net income (loss)	$8,154,000	$(184,000)	$(535,000)	$(172,000)

Income (loss) per unit, basic and diluted(3):
Income (loss) from continuing operations	$72.31	$(63.76)	$12.56	$(160.71)
Income (loss) from discontinued operations	1,295.81	32.89	(122.71)	(278.06)

Net income (loss) per unit	$1,368.12	$(30.87)	$(110.15)	$(438.77)

OTHER DATA:
Cash flows provided by operating activities	$3,378,000	$2,984,000	$2,140,000	$698,000
Cash flows provided by (used in) investing activities	22,977,000	(2,170,000)	(47,060,000)	(7,959,000)
Cash flows (used in) provided by financing activities	(22,334,000)	(1,326,000)	42,176,000	11,584,000
Distributions declared	$12,844,000	$2,450,000	$1,947,000	$80,000
Distributions declared per unit(3)	$2,155	$410	$400	$100

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	The net assets in liquidation as of December 31, 2006 and 2005 of $6,819,000 and $8,689,000, respectively, plus the liquidating distributions to our unit holders through December 31, 2006 and 2005 of approximately $18,500,000 and $16,000,000, respectively, would result in liquidation distributions per unit of approximately $4,248.15 and $4,142.45 as of December 31, 2006 and 2005, respectively.

(3)	Net income (loss) and distributions per unit are based upon our weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2006 and 2005 (liquidation basis), together with the changes in net assets for the years ended December 31, 2006 and for the period from August 31, 2005 through September 30, 2005 (liquidation basis), and the results of operations for the period from June 30, 2005 through August 31, 2005 and January 1, 2005 through August 31, 2005 (going concern basis) and cash flows for the period from January 1, 2005 through August 31, 2005 (going concern basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Manager (as defined below); litigation, including, without limitation, the investigation by the Securities and Exchange Commission, or SEC, of our Manager; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Background

We are a Virginia limited liability company which was formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8.0% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders will vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our unit holders.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, which manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of out board of directors. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the Board of Directors of NNN Realty Advisors and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full- service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Business Strategy and Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of that act. As a result of (i) current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion.

We continually evaluate our one remaining unconsolidated property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement for the sale of our real property asset or become aware of market conditions or other circumstances that indicate that the present value of our real property asset materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in our remaining property by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

In accordance with our plan of liquidation, we continue to actively manage our remaining property to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our remaining property interest.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Dispositions in 2005

Pursuant to our Operating Agreement, our Manager or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Advisor pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Bank of America Plaza West — Las Vegas, Nevada

On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada, of which we owned 100.0%, to an unaffiliated third party, for a sales price of $24,000,000. We received net cash proceeds of $11,768,000 after closing costs and other transactional expenses, and recorded a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.3% of the sales price, and we paid sales commissions to unaffiliated brokers of $420,000, or 1.8% of the sales price.

Netpark — Tampa, Florida

On September 30, 2005, we sold our 50.0% interest in the Netpark property in Tampa, Florida to an affiliated party for a total sales price of $33,500,000. Because the property was sold to an affiliated party, our Manager engaged Stanger to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. Our net cash proceeds were $15,249,000 after closing costs and other transaction expenses. At closing, we paid a disposition fee to Realty in the amount of $500,000, or 1.5% of the sales price.

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

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, on August 31, 2005, our one remaining unconsolidated property was adjusted to its estimated fair value on an undiscounted basis. Liabilities, including estimated costs in excess of receipts associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities due to interests in properties held by TIC investors were offset against the respective properties. The valuation of real estate held for sale and our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We continually evaluate our one remaining unconsolidated property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Reserve for Estimated Costs in Excess of Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting, filing and liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflow from our property, and have therefore recorded a reserve for this excess of costs over operating inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the reserve for estimated costs in excess of receipts during liquidation for the year ended December 31, 2006 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2005	and (Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(654,000)	$1,651,000	$1,549,000
Liabilities:
Liquidation costs	(1,423,000)	45,000	(236,000)	(1,614,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(871,000)	$(609,000)	$1,415,000	$(65,000)

Net Assets in Liquidation

The net assets in liquidation plus, liquidating distributions of $18,500,000 as of December 31, 2006, would result in liquidating distributions per unit of approximately $4,452.09 for Class A, $4,234.48 for Class B and $4,055.00 for Class C. This estimate for liquidating distributions per unit includes projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.

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

Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of Netpark and Bank of America Plaza West have been excluded from our results from continuing operations for all periods presented herein. The financial results for Netpark and Bank of America Plaza West are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations.”

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

Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. We determined the adequacy of this allowance by evaluating individual tenant receivables considering the tenant’s financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions. In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we adjusted tenant receivables and deferred rent receivable to their net realizable value.

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

In the event that the carrying amount of a property exceeded the sum of the undiscounted cash flows (excluding interest) that were expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. The estimate of expected future net cash flows was inherently uncertain and relied on subjective assumptions which were dependent upon future and current market conditions and events that affected the ultimate value of the property. It required us to make assumptions related to future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels and the estimated proceeds generated from the future sale of the property.

We did not record any impairment losses for the period from January 1, 2005 through August 31, 2005 or the year ended December 31, 2004.

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

Scheduled Lease Expirations

As of December 31, 2006, our one remaining unconsolidated property was 91.4% leased to 11 tenants. None of the leases for the existing GLA expires during 2007. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation.

Changes In Net Assets In Liquidation

For the Year Ended December 31, 2006

Net assets in liquidation decreased $1,870,000, or $313.76 per unit, during the year ended December 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, and $1,000,000, or $167.79 per unit, in distributions to our unit holders in January 2006 and October 2006, respectively, and a decrease in the value of our remaining property interest of $785,000, or $131.71 per unit, as a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $1,415,000, or $237.42 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our remaining property interest. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation results in an asset for estimated receipts in excess of estimated costs as of December 31, 2006.

Period from August 31, 2005 through December 31, 2005

Net assets in liquidation decreased $16,156,000, or $2,710.74 per unit, during the period from August 31, 2005 through December 31, 2005. The primary reason for the decrease in our net assets was due to the payment of $16,000,000, or $2,684.56 per unit, in distributions to our unit holders in October 2005 and increases in estimated liquidation costs, offset by increases in the value of real estate assets as a result of asset sales.

Results of Operations

Our operating results are primarily comprised of income derived from our properties. Because of the adoption of our plan of liquidation all operating activity from the properties for the period from January 1, 2005 through August 31, 2005 and the year ended December 31, 2004, have been reclassified to discontinued operations.

Comparison of the results of operations for the period from January 1, 2005 through August 31, 2005 to the year ended December 31, 2004

	Period from
	January 1, 2005
	through	Year Ended	Change
	August 31,	December 31,	Favorable/	Percentage
	2005	2004	(Unfavorable)	Change

Expenses:
General and administrative	$15,000	$99,000	$84,000	84.8%

Loss before other income (expense) and
discontinued operations	(15,000)	(99,000)	84,000	84.8%
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(3,000)	(9,000)	6,000	66.7%
Interest income	76,000	—	76,000	—
Dividend income	—	6,000	(6,000)	(100.0)%
Equity in earnings (loss) of unconsolidated real estate	373,000	(278,000)	651,000	234.2%

Income (loss) from continuing operations before discontinued operations	431,000	(380,000)	811,000	213.4%
Gain on sale of real estate investments	6,674,000	—	6,674,000	—
Income from discontinued operations — property held for sale, net	1,049,000	196,000	853,000	435.2%

Net income (loss)	$8,154,000	$(184,000)	$8,338,000	4,531.5%

The following discussion of results of operations for the period from January 1, 2005 through August 31, 2005 compared to the year ended December 31, 2004 does not contain comparable periods; however, such comparison is provided to present a discussion of general trends in the operating results of the Company.

General and administrative expenses include the expenses associated with the operation of the company; however, the expenses do not include any costs of regulatory filings, as our Manager bears all such costs. General and administrative expenses decreased $84,000, or 84.8%, to $15,000 for the period from January 1, 2005 through August 31, 2005, as compared to general and administrative expense of $99,000 for the year ended December, 2004. The decrease was primarily due to the $76,000, or 90.4%, decrease in legal fees.

Interest expense decreased $6,000 to $3,000 for the period from January 1, 2005 through August 31, 2005, as compared to $9,000 for the year ended December 31, 2004. The decrease is attributable to the pay-off of our loan with Cunningham Lending Group, LLC, or Cunningham, in March 2005.

Equity in earnings of unconsolidated real estate increased $651,000, or 234.2%, to $373,000 during the period from January 1, 2005 through August 31, 2005, as compared to equity in losses of $278,000 for the year ended December 31, 2004. The increase was primarily due to the reduction of depreciation and amortization at the Congress Center property due to the listing for sale of the property in 2005 and, accordingly, the cessation of depreciation on the property.

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

Liquidity and Capital Resources

As of December 31, 2006, our total assets and net assets in liquidation were $6,884,000 and $6,819,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our one remaining unconsolidated property interest will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities. Due to the uncertain timing of selling our one remaining unconsolidated property and the maturity of certain debt obligations coming due, we may need to refinance our one remaining unconsolidated property and/or request extension of the terms of existing financing agreement.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our interest in our remaining property by December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid unit holders liquidating distributions of $2,500,000 for the year ended December 31, 2006. The source for payment of these distributions was funds from operating activities and proceeds from the sales of properties. Following payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of December 31, 2006, we estimate that we will have $1,614,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,513,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

An adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured and unsecured notes could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

Liquidating distributions will be determined by our Manager in its sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, among other factors our Manager may deem relevant. To the extent any distributions are made to our unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to our unit holders for federal income tax purposes to the extent of basis in our stock, and generally as capital gain thereafter.

The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of assets, and additional long-term secured and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the remaining one unconsolidated property.

If we experience lower occupancy levels and reduced rental rates at our remaining one unconsolidated property, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs at our remaining one unconsolidated property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Cash Flows

Comparison of the period from January 1, 2005 through August 31, 2005 to the 3 year ended
December 31, 2004

Cash flows provided by operating activities increased by $394,000 for the period from January 1, 2005 through August 31, 2005, as compared to the year ended December 31, 2004. The increase was primarily due to increased cash provided from net income as well as increases in accounts payable and accrued liabilities.

Cash flows provided by investing activities were $22,977,000 for the period from January 1, 2005 through August 31, 2005, as compared to cash used in investing activities of $2,170,000 for the year ended December 31, 2004. The source of cash in 2005 was primarily due to the proceeds from the sale of Bank of America Plaza West on March 15, 2005. The cash used in 2004 was primarily for capital expenditures.

Cash flows used in financing activities were $22,334,000 for the period from January 1, 2005 through August 31, 2005. The decrease of $21,008,000 during 2005 compared to 2004 was primarily due to the payoff of the mortgage loan in conjunction with the sale of Bank of America Plaza West on March 15, 2005. In addition, net cash distributions paid in the period from January 1, 2005 through August 31, 2005 were $13,056,000, as compared to $2,437,000 in 2004.

As a result of the above, cash and cash equivalents increased $4,021,000 for the period from January 1, 2005 through August 31, 2005 to $5,088,000.

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, without limitation Cunningham Lending Group, LLC, or Cunningham, an entity wholly owned by Anthony W. Thompson. We derive substantially all of our revenues from tenants under leases at our remaining one unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of December 31, 2006, our primary source of capital is distributions from our one remaining unconsolidated property.

The primary uses of cash are to fund liquidating distributions to our unit holders and operating expenses. We may also regularly require capital to invest in our one remaining unconsolidated property in connection with routine capital improvements, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our remaining property interest.

Financing

As of December 31, 2006 and 2005, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of December 31, 2006 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and T REIT, Inc., or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next twelve months from December 31, 2006.

Unconsolidated Debt

Total mortgage and other debt of unconsolidated property were $97,308,000 and $97,500,000 as of December 31, 2006 and 2005, respectively. Our share of this unconsolidated debt was $11,949,000 and $11,973,000 as of December 31, 2006 and 2005, respectively, as set forth in the summary below.

Total mortgage and other debt and our portion of the total mortgage and other debt related to our one remaining unconsolidated property are as follows:

		As of December 31, 2006		As of December 31, 2005
		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,308,000	$11,949,000	$97,500,000	$11,973,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2006, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

As of December 31, 2006, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2006, all consolidated contractual obligations have been repaid in full.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2006, we had no outstanding consolidated debt. As of December 31, 2005, all consolidated debt has been repaid in full.

As of December 31, 2006, a 1.00% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding consolidated debt as of that date.

Item 8.  Financial Statements and Supplementary Data.

See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Manager’s Chief Executive Officer and Financial Reporting Manager, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Annual Report on Form 10-K are certifications of our Manager’s Chief Executive Officer and Financial Reporting Manager required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Annual Report on Form 10-K is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s Chief Executive Officer and Financial Reporting Manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s Chief Executive Officer and Financial Reporting Manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

As of March 14, 2007, we have no directors or executive officers.

Executive Officers of Our Manager

We are managed by Triple Net Properties, LLC, or Triple Net Properties, or our Manager, and the executive officers and employees of our Manager provide services to us pursuant to the terms of an operating agreement, or the Operating Agreement.

Our Manager shall remain our Manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our unit holders, or (iii) our Manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:

•	gross negligence or fraud of our Manager;

•	willful misconduct or willful breach of the Operating Agreement by our Manager;

•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due; or

•	conviction of a felony of Mr. Thompson, chairman of NNN Realty Advisors, Inc., or NNN Realty Advisors, the parent company of our Manager.

The following table and biographical descriptions set forth information with respect to our Manager’s executive officers and Financial Reporting Manager, as of March 14, 2007.

Name	Age	Position	Term of Office

Scott D. Peters	49	Chief Executive Officer	Since 2006
Louis J. Rogers	50	President	Since 2004
Francene LaPoint	42	Chief Financial Officer	Since 2006
Andrea R. Biller	57	General Counsel and Executive Vice President	Since 2003 Since 2007
Jeffrey T. Hanson	37	Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	55	Executive Vice President	Since 2003
Jack R. Maurer	63	Executive Vice President	Since 1998
Talle A. Voorhies	59	Executive Vice President and Secretary	Since 1998
Courtney A. Brower	28	Financial Reporting Manager	Since 2004

There are no family relationships between any executive officers.

Scott D. Peters has served as the Chief Executive Officer of our Manager since November 2006. From September 2004 to October 2006, Mr. Peters served as the Executive Vice President and Chief Financial Officer of Triple Net Properties and was responsible for all areas of finance, including accounting and financial reporting, as well as a liaison for institutional investors, lenders and investment banks. He has also served as Chief Executive Officer, President and director of NNN Realty Advisors, since its formation in September 2006. Since December 2005, Mr. Peters has served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006, the Executive Vice President of NNN Apartment REIT, Inc. since January 2006 and as the Chairman and Chief executive officer of NNN Healthcare/Office REIT, Inc. since June 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Louis J. Rogers has served as President of our Manager since September 2004. He has also served as President of NNN Apartment REIT, Inc.’s advisor since its formation. Mr. Rogers is an owner and director of NNN Realty Advisors; director of NNN Capital Corp.; and Vice President, Secretary and director of Triple Net Properties Realty, Inc., or Realty. At December 31, 2006, Mr. Rogers owned a 5.5% equity interest in NNN Realty Advisors Inc. Mr. Rogers has been the President and director of NNN Apartment REIT, Inc. since its formation and served as Chairman of the board of directors from formation until December 2006. He is a founding member and director of the Tenants in Common Association. Mr. Rogers has been with the law firm of Hirschler Fleischer since 1988, was a shareholder from 1994 to December 31, 2004, and, since January 2005, and has served as senior counsel. Mr. Rogers’ law practice focused on formation and operation of real estate investments, including REITs, and acquisition financings for real estate transactions, structuring like-kind (Section 1031) exchanges, private placements and syndications. Mr. Rogers earned a B.S. from Northeastern University (with highest honors) in Massachusetts, a B.A. degree (with honors) and an M.A. degree in Jurisprudence from Oxford University in England and a J.D. degree from the University of Virginia School of Law. Mr. Rogers is a member of the Virginia State Bar and is a registered securities principal and broker with the NASD.

Francene LaPoint has served as the Chief Financial Officer of our Advisor since November 2006 having served as its Executive Vice President and Controller, responsible for all aspects of its accounting and reporting for corporate, as well as private entity property and limited liability company accounting since July 2004. Ms. LaPoint has also served as the Chief Financial Officer of NNN Realty Advisors since its formation. Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. From January 1996 to June 1999, Ms. LaPoint was a Certified Public Accounting with Pricewaterhouse Coopers. She graduated from California State University, Fullerton with a B.A. in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Andrea R. Biller has served as the Executive Vice President of our Manager since January 2007 and its General Counsel since March 2003, overseeing all legal functions and coordinating with outside counsel. Ms. Biller has also served as General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. since June 2004 and December 2005, respectively, the Secretary of T REIT, Inc. since May 2004, the Secretary of NNN Apartment REIT, Inc. since January 2006, and the Executive Vice President and Secretary of NNN Healthcare/Office REIT, Inc. since April 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the Securities and Exchange Commissions, or the SEC, from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, a M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990, where she graduated with distinction. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Jeffrey T Hanson has served as the Chief Investment Officer of our Manager since January 2007, having served as the President and Chief Executive Officer of Triple Net Properties Realty, Inc. since July 2006. Mr. Hanson’s responsibilities include managing the company’s real estate portfolio and directing acquisitions and dispositions nationally for the company’s public and private real estate programs. Mr. Hanson has also served as the Chief Investment Officer of NNN Realty Advisors since its formation. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. While with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Richard T. Hutton, Jr., has served as an Executive Vice President of our Manager since September 2005. From April 1999 to August 2003, Mr. Hutton served as Senior Vice President — real estate acquisitions and Vice President Property Management for our Manager, where he oversaw the management of the real estate portfolios and property management staff of our Manager and its affiliates. Mr. Hutton has also served as our interim Chief Financial Officer from October 2003 through December 2003 and April 2004 through September 2004 and also serves as the Chief Executive Officer of NNN 2003 Value Fund, LLC. Mr. Hutton has over 15 years experience in real estate accounting, finance and property operations. Mr. Hutton’s previous experience includes serving as Controller for the TMP Group from November 1997 to April 1999. Mr. Hutton has also served as the interim Chief Financial Officer of G REIT, Inc. and our Manager from October 2003 through December 2003 and April 2004 through September 2004. Mr. Hutton has a B.A. degree in Psychology from Claremont McKenna College and has been licensed as a certified public accountant in California since 1984.

Jack R. Maurer has served as an Executive Vice President of our Manager since April 1998. Mr. Maurer has also served as Senior Vice President, Office of the Chairman of NNN Realty Advisors since its formation. From April 1998 to December 2001, Mr. Maurer served as Chief Financial Officer of our Manager and as Chief Operating Officer and Financial principal of NNN Capital Corp. Mr. Maurer has over 33 years of real estate financial management experience, including Chief Financial Officer and control positions in residential and commercial development and the banking industry. From 1986 to April 1998, Mr. Maurer was a General Partner and Chief Executive Officer of Wescon Properties, a Santa Ana based real estate development company, where he was involved in finance, accounting and forecasting. His previous experience also includes employment with the national accounting firm of Kenneth Leventhal & Company. Mr. Maurer received a B.S. degree Business Administration — Accounting from California State University at Northridge in 1973 and is a registered general securities principal with the NASD. He has served as Chief Executive Officer and President of T REIT, Inc. since August 2004 and has served as Executive Vice President of G REIT, Inc. since December 2001.

Talle A. Voorhies has served as an Executive Vice President and Secretary of our Manager since 1998. She also served as our Manager’s Executive Vice President from April 1998 to December 2001, when she became Chief Operating Officer. Ms. Voorhies served as President from April 1998 through February 2005 and Financial Principal from April 1998 through November 2004 of NNN Capital Corp., the dealer manager of our offering. Ms. Voorhies has also served as Vice President of G REIT, Inc. since December 2001. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations. Ms. Voorhies is responsible for our Manager’s investor services department and is a registered financial principal with the NASD.

Courtney A. Brower has served as a Financial Reporting Manager for our Manager since July 2004. Ms. Brower has also served as the Chief Accounting Officer of G REIT, Inc. since January 2006, the Chief Accounting Officer of T REIT, Inc. since December 2006, and as a Senior REIT Accountant for our Manager from October 2003 to July 2004. From September 2001 to October 2003, Ms. Brower gained public accounting experience while employed at Deloitte & Touche, LLP. Ms. Brower is a Certified Public Accountant and received her B.A. degree in Business-Economics with a minor in Accounting from the University of California, Los Angeles.

NNN Realty Advisors and Triple Net Properties

NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. In the fourth quarter of 2006, NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, our Manager, NNN Capital Corp. and Realty.

Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors, Inc., or NNN Realty Advisors, the parent company of Triple Net Properties, LLC, or Triple Net Properties, or our Manager and owns 25.9% of its outstanding common stock. Mr. Thompson is also the founder of our Manager and served as its Chairman of the board of our Manager from its inception in April 1998 to November 2006, its Chief Executive Officer from inception to October 2006, and it’s President from inception until September 2004. He is also the Chairman of Realty and served as its Chief Executive Officer from its inception to July 2006. From 1986 to 1995, he was a 50.0% shareholder, director and an executive officer of TMP Group, Inc., a full-service real estate investment group. Mr. Thompson is a NASD-

registered securities principal and Chairman of NNN Capital Corp. Mr. Thompson is also a member of the Sterling College Board of Trustees and various other charitable and civic organizations. Mr. Thompson is a graduate of Sterling College with a B.S. degree in Economics.

Fiduciary Relationship of our Manager to Us

Our Manager is deemed to be in a fiduciary relationship to us pursuant to the Operating Agreement and under applicable law. Our Manager’s fiduciary duties include responsibility for our control and management and exercising good faith and integrity in handling our affairs. Our Manager has a fiduciary responsibility for the safekeeping and use of all of our funds and assets, whether or not they are in its immediate possession and control and may not use or permit another to use such funds or assets in any manner except for our exclusive benefit.

Our funds will not be commingled with the funds of any other person or entity except for operating revenue from our properties.

Our Manager may employ persons or firms to carry out all or any portion of our business. Some or all such persons or entities employed may be affiliates of our Manager. It is not clear under current law the extent, if any, that such parties will have a fiduciary duty to us or our unit holders. Investors who have questions concerning the fiduciary duties of our Manager should consult with their own legal counsel.

Committees of Our Board of Directors

We do not have our own board of directors or board committees. We rely upon our Manager to provide recommendations regarding dispositions, compensation and financial disclosure.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers, directors and persons who own 10.0% or more of a registered class of our equity securities to report their beneficial ownership of our units (and any related options) to the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and greater than 10.0% unit holders are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on the review of the copies of such forms received, or written representations received from certain reporting persons, we believe that since we have become publicly registered no Section 16(a) filings have been made (we have no officers or directors of our own, and there are no unit holders who own 10.0% or more of our units).

Code of Ethics

Since we have no officers, directors or employees, we do not have our own code of ethics. NNN Realty Advisors has a code of ethics that is applicable to employees of our Manager.

Item 11.  Executive Compensation.

Executive and Director Compensation

We are managed by our Manager and we have no directors or executive officers to whom we pay compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

PRINCIPAL UNIT HOLDERS

The following table shows, as of March 14, 2007, the number and percentage of units owned by

•	each person who is known to us to hold more than 5.0% interest in us; and

•	our Manager’s executive officers and financial reporting manager as a group.

	Beneficially	Percentage of
	Owned No.	Outstanding
Name	of Units	Units

Our Manager(1)	None	0.0%
Our Manager’s executive officers and financial reporting manager as a group(2) (9 persons)	None	0.0%

(1)	The address for our Manager is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(2)	We have no directors or executive officers.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2006.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our Manager is responsible for managing the day to day business affairs and assets. Our Manager is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.

The Operating Agreement

Pursuant to the Operating Agreement, our Manager or Realty is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. Certain fees paid to Realty were passed through to our Manager pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Acquisition Fees

Our Manager is entitled to receive 4.0% of the funds raised in our Private Placement of units, for services rendered in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period. Our Manager did not incur and, therefore, was not reimbursed for, any acquisition fees for the years ended December 31, 2006, 2005 and 2004.

Organizational & Marketing Costs

We have agreed to reimburse our Manager for organizational costs and marketing expenses incurred by our Manager in connection with our Private Placement of units. We have reimbursed our Manager for the amounts incurred as set forth. Our Manager did not incur and, therefore, was not reimbursed for, any organizational and marketing costs for the years ended December 31, 2006, 2005 and 2004.

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2006, 2005 and 2004.

Operating Expenses

We have agreed to reimburse our Manager for reasonable and necessary expenses paid or incurred by our Manager in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the acquisition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2006, 2005 and 2004, we incurred $5,000, $45,000, and $1,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity”. Our Manager did not receive any such distributions for the years ended December 31, 2006, 2005 and 2004. Based on the valuation of our portfolio as of December 31, 2006, we have reserved for an estimated distribution to our Manager of $1,513,000.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity. Certain fees paid to Realty were passed through to our Manager pursuant to an the Realty-Triple Net Agreement.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross revenue of the properties. For the years ended December 31, 2006, 2005, and 2004, we incurred $0, $477,000 and $840,000, respectively, to Realty, for property management fees.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties in amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2006, 2005, and 2004, we incurred $0, $86,000 and $630,000, respectively, to Realty, for lease commissions.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the years ended December 31, 2006, 2005 and 2004.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2006, 2005, and 2004, we incurred $0, $1,280,000 and $0, respectively, to Realty, for real estate disposition fees.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the years ended December 31, 2006, 2005 and 2004.

Selling Commissions

Pursuant to the Private Placement Memorandum, NNN Capital Corp., which was wholly owned by Anthony W. Thompson, during the period of our offering, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, all of which are reallowed to the broker-dealer selling group. NNN Capital Corp. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, NNN Capital Corp. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1.0% of the gross proceeds which it did not reallow to other members of the selling group. We did not incur selling commissions to NNN Capital Corp. for the years ended December 31, 2006, 2005 and 2004.

Related Party Accounts Receivable

Related party accounts receivable consists primarily of amounts due to us from our Manager and affiliates.

Notes Payable Due to Related Parties

Cunningham Lending Group, LLC

On January 11, 2005, a promissory note in the amount of $210,000 due to Cunningham Lending Group, LLC, or Cunningham, was extended at a rate of 10.00% per annum with the principal and all accrued interest due on April 30, 2005.

All outstanding promissory notes were paid in full on March 16, 2005. There are no notes or amounts outstanding as of December 31, 2006 and 2005.

Manager’s Ownership Interest in the Company

As of December 31, 2006 and 2005, our Manager and its executive officers did not own any units in us.

Costs Incurred in Connection with Public Company Filings and Rent

Our Manager has voted and approved that all costs associated with compliance with public company filings will be borne by our Manager and are not included in the financial statements. These costs include, but are not limited to, audit and legal fees as well as the cost of compliance with the Sarbanes-Oxley Act of 2002. We do not maintain offices separate from those of our Manager. While our Manager allows us to use a portion of the Manager’s office space located at 1551 N. Tustin Avenue, Suite 200 in Santa Ana, California, our Manager does not collect rent from us for our use of that space.

Item 14.  Principal Accounting Fees and Services.

Deloitte & Touche, LLP, has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2006, 2005 and 2004.

Our Manager, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2006 and 2005:

The following table lists the fees for services rendered by our independent auditors for 2006 and 2005:

Services	2006	2005

Audit Fees(1)	$180,000	$237,000
Audit-Related Fees(2)	—	40,000
Tax Fees(3)	—	—
All Other Fees	—	—

Total	$180,000	$277,000

(1)	Audit fees billed in 2006 and 2005 consisted of audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2006 and 2005 consisted of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

Our Manager preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	51
Consolidated Statements of Net Assets as of December 31, 2006 and 2005 (Liquidation Basis)	52
Consolidated Statements of Changes in Net Assets (Liquidation Basis) For the Year Ended December 31, 2006 and the Period From August 31, 2005 through December 31, 2005	53
Consolidated Statements of Operations (Going Concern Basis) For the Period from January 1, 2005 through August 31, 2005 and the Year Ended December 31, 2004	54
Consolidated Statements of Unit Holders’ Equity (Going Concern Basis) For the Period from January 1, 2005 through August 31, 2005 and the Year Ended December 31, 2004	55
Consolidated Statements of Cash Flows (Going Concern Basis) For the Period from January 1, 2005 through August 31, 2005 and the Year Ended December 31, 2004	56
Notes to Consolidated Financial Statements	57
Schedules	76

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2006 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	76
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	77

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	76
Real Estate Operating Properties and Accumulated Depreciation (Schedule III)	77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2002 Value Fund, LLC

We have audited the accompanying consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2006 and for the period from August 31, 2005 through December 31, 2005. In addition, we have audited the related consolidated statements of operations, unit holders’ equity and cash flows for the period from January 1, 2005 through August 31, 2005 and for the year ended December 31, 2004. Our audits also include the consolidated financial statement schedules listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the unit holders of the Company approved a plan of liquidation and, as a result, the Company has changed its basis of accounting to the liquidation basis effective August 31, 2005.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2006 and for the period from August 31, 2005 through December 31, 2005 applied on the basis described in the preceding paragraph and the results of their operations and their cash flows for the period from January 1, 2005 through August 31, 2005 and for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 14, 2007

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2006 and 2005

	Years Ended December 31,
	2006	2005

ASSETS
Investment in unconsolidated real estate	$6,476,000	$7,261,000
Cash and cash equivalents	408,000	1,310,000
Accounts receivable, net	—	991,000
Accounts receivable from related parties	—	9,000

Total assets	6,884,000	9,571,000

LIABILITIES
Accounts payable and accrued liabilities	—	11,000
Reserve for estimated costs in excess of receipts during liquidation	65,000	871,000

Total liabilities	65,000	882,000

Net assets in liquidation	$6,819,000	$8,689,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Year Ended December 31, 2006
the period from August 31, 2005 through December 31, 2005

		Period from
		August 31, 2005
	Year Ended	through
	December 31,	December 31,
	2006	2005

Net assets in liquidation, beginning of period	$8,689,000	$24,845,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of receipts during liquidation:
Operating loss	45,000	216,000
Distributions received from unconsolidated property	(654,000)	(218,000)
Change in estimated costs in excess of receipts during liquidation	1,415,000	(650,000)

Changes to reserve for estimated costs in excess of receipts during liquidation	806,000	(652,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(785,000)	494,000
Change in assets and liabilities due to activity in the reserve for estimated costs in excess of receipts during liquidation	609,000	2,000

Net (decrease) increase in fair value	(176,000)	496,000

Distributions to unit holders	(2,500,000)	(16,000,000)

Change in net assets in liquidation	(1,870,000)	(16,156,000)

Net assets in liquidation, end of period	$6,819,000	$8,689,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 and the Year Ended
December 31, 2004

	Period from
	January 1,
	2005
	through	Year Ended
	August 31,	December 31,
	2005	2004

Expenses:
General and administrative	$15,000	$99,000

Loss before other income and discontinued operations	(15,000)	(99,000)
Other (expense) income:
Interest expense	(3,000)	(9,000)
Interest income	76,000	—
Other income	—	6,000
Equity in earnings (loss) of unconsolidated real estate	373,000	(278,000)

Income (loss) from continuing operations	431,000	(380,000)
Discontinued operations:
Gain on sale on real estate	6,674,000	—
Income from discontinued operations	1,049,000	196,000

Net income (loss)	$8,154,000	$(184,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$72.31	$(63.76)
Discontinued operations — basic and diluted	1,295.81	32.89

Total net income (loss) per unit — basic and diluted	$1,368.12	$(30.87)

Weighted-average number of units outstanding — basic and diluted	5,960	5,960

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF UNIT HOLDERS’ EQUITY
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 and the Year Ended
December 31, 2004

	Number of Units	Total

BALANCE — December 31, 2003	5,960	$21,965,000
Distributions	—	(2,450,000)
Net loss	—	(184,000)

BALANCE — December 31, 2004	5,960	19,331,000
Distributions	—	(12,844,000)
Net income	—	8,154,000

BALANCE — August 31, 2005	5,960	$14,641,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005 and the Year
Ended December 31, 2004

	Period from
	January 1,
	2005 through	Year Ended
	August 31,	December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,154,000	$(184,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate	(6,674,000)	—
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent) — continuing and discontinued operations	456,000	3,974,000
Swap collar interest	191,000	(205,000)
Distributions received in excess of equity in earnings of unconsolidated property	63,000	890,000
Minority interests	1,083,000	312,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(37,000)	(29,000)
Other assets	(377,000)	(1,921,000)
Accounts payable and accrued liabilities	519,000	(69,000)
Security deposits and prepaid rent	—	216,000

Net cash provided by operating activities	3,378,000	2,984,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating property	22,802,000	—
Capital expenditures	(73,000)	(2,168,000)
Restricted cash	248,000	(2,000)

Net cash provided by (used in) investing activities	22,977,000	(2,170,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)	(269,000)
Borrowings on mortgages payable	980,000	1,405,000
Borrowings from related party	—	482,000
Distributions	(13,056,000)	(2,437,000)
Distributions to minority interests	(652,000)	(957,000)
Contributions from minority interests	—	450,000

Net cash used in financing activities	(22,334,000)	(1,326,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,021,000	(512,000)
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000	1,579,000

CASH AND CASH EQUIVALENTS — end of period	$5,088,000	$1,067,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,503,000	$2,454,000

Income taxes	$8,000	$—

The accompanying notes are an integral part of these consolidated financial statements

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004

1.	Organization and Description of Business

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC and its subsidiaries, except where the context otherwise requires.

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties for approximately three to five years after the acquisition thereof. As of December 31, 2006, we own an interest in one unconsolidated office property.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, which manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets, subject to the supervision of out board of directors. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the Board of Directors of NNN Realty Advisors and is no longer managed by a Board of Managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.9% of its outstanding common stock.

Plan of Liquidation

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized from the sale of our assets and the settlement of liabilities may differ materially from the amounts estimated. We continually evaluate our one remaining unconsolidated property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in our remaining property as of December 31, 2007 and anticipate completing our plan of liquidation by December 31, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and any majority-owned subsidiaries where we have financial and operating control and any variable interest entities, as defined in Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN No. 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation. Prior to the adoption of our plan of liquidation, we accounted for our one remaining unconsolidated real estate investment using the equity method of accounting. Accordingly, we reported our net equity in our proportionate share of the total investment in unconsolidated real estate as “Investment in unconsolidated real estate” on our consolidated balance sheet. We reported our proportionate share of the total earnings of our investment in unconsolidated real estate as “Equity in earnings (loss) of unconsolidated real estate” on our consolidated statements of operations.

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of real estate held for sale and our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of the assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

Real Estate Investments

Operating Properties

Prior to the adoption of our plan of liquidation, our operating properties were carried at the lower of historical cost less accumulated depreciation or fair value. The cost of the operating properties included the cost of land and completed buildings and related improvements. Expenditures that increased the service life of properties were capitalized; the cost of maintenance and repairs were charged to expense as incurred. The cost of building and improvements were depreciated on a straight-line basis over the estimated useful lives of the buildings and improvements, ranging primarily from 15 to 39 years and the shorter of the lease term or useful life, ranging from one to 10 years for tenant improvements. When depreciable property was retired or disposed of, the related costs and accumulated depreciation was removed from the accounts and any gain or loss reflected in operations.

Prior to the adoption of our plan of liquidation, operating properties were evaluated for potential impairment whenever events or changes in circumstances indicated that carrying amounts were not recoverable. Impairment losses were recorded on long-lived assets used in operations. Impairment losses were recorded on an operating property when indicators of impairment were present and the carrying amount of the asset was greater than the sum of the future undiscounted cash flows expected to be generated by that asset. We recognized an impairment loss to the extent the carrying amount exceeded the fair value of the property. We did not record any impairment losses for the period from January 1, 2005 through August 31, 2005 or during the year ended December 31, 2004.

As of August 31, 2005, our operating properties were adjusted to fair value, less estimated costs to sell, through the adjustments to reflect the change to the liquidation basis of accounting. Subsequent to August 31, 2005, all changes in the estimated fair value of the operating properties, less estimated costs to sell, are adjusted to fair value with a corresponding change to our net assets in liquidation.

Property Held for Sale

Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations. Prior to the adoption of our plan of liquidation, we reclassified amounts related to the operating properties in the consolidated financial statements to reflect the reclassification required by SFAS No. 144. Accordingly, revenues, operating costs and expenses, and other non-operating results for the discontinued operations of the operating properties have been excluded from our

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

results from continuing operations. In addition, a property being held for sale ceases to be depreciated. The financial results for the operating properties are presented in our consolidated statements of operations in a single line item entitled “Income (loss) from discontinued operations.”

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
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

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

Tenant Receivables and Allowance for Uncollectible Accounts

Prior to the adoption of our plan of liquidation, tenant receivables and unbilled deferred rent receivables were carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance was maintained for estimated losses resulting from the inability of certain tenants to meet their contractual obligations under their lease agreements. Our determination of the adequacy of these allowances was based primarily upon evaluations of historical loss experience, individual tenant receivables considering the tenant’s applicable financial condition, security deposits, letters of credit, lease guarantees where applicable and current economic conditions and other relevant factors. In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we have adjusted tenant receivables and deferred rent receivable to their net realizable values.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2006 and 2005, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2006, we have an interest in one unconsolidated property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

As of December 31, 2006, we had no consolidated properties, however, five of our tenants at Congress Center, our one unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2006, as follows:

		Percentage of	Square	Lease
	2006 Annual	2006 Annual	Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,344,000	25.6%	76,000	04/25/12
North American Co. Life and Health Ins	$2,320,000	17.8%	101,000	02/28/12
Akzo Nobel, Inc.	$1,994,000	15.3%	90,000	12/31/13
US Treasury	$1,582,000	12.1%	37,000	02/28/13
Employer’s Reinsurance Corporation(2)	$1,488,000	11.4%	67,000	12/31/12

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(2)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our SEC filings. On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective as of January 1, 2008. On January 2, 2007, Employer’s Reinsurance Corporation paid the lender $3,773,000 to satisfy their termination fee obligation pursuant to their lease agreement. An additional $27,000 was paid

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

to the lender in conjunction with the Employer’s Reinsurance Corporation termination resulting in a total of $3,800,000 being deposited with the lender in a reserve account pursuant to a property reserves agreement between the borrower (all the owners of the Congress Center property) and the lender. The additional reserve deposit of $27,000 was paid by us along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners based on each owner’s pro-rata ownership in the property. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves on behalf of the borrower. Our Manager has begun marketing efforts to re-lease the space in anticipation of the lease terminating on January 1, 2008

As of December 31, 2005, we had no consolidated properties, however, five of our tenants at Congress Center, our one unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2005, as follows:

		Percentage of	Square	Lease
	2005 Annual	2005 Annual	Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximately)	Date

Homeland Security	$3,279,000	25.7%	76,000	04/25/12
North American Co. Life and Health Ins	$2,270,000	17.8%	101,000	02/28/12
Akzo Nobel, Inc.	$1,938,000	15.2%	90,000	12/31/13
US Treasury	$1,550,000	12.2%	37,000	02/28/13
Employer’s Reinsurance Corporation	$1,447,000	11.4%	67,000	12/31/12

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2005.

For the year ended December 31, 2004, three of our tenants accounted for 10.0% or more of the aggregate annual rental income, as follows:

		Percentage of			Lease
	2004 Annual	2004 Annual		Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Merck Medco	$1,566,000	14.5%	Netpark(2)	143,000	10/31/11
GMC Worldwide	$1,495,000	13.8%	Netpark(2)	100,000	11/30/06
Bank of America	$1,175,000	10.9%	Bank of America Plaza West(2)	40,000	10/31/20

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2004.

(2)	The Netpark property was sold on September 30, 2005, and the Bank of America Plaza West building was sold on March 15, 2005.

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
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.

Our consolidated statements of net assets and our balance sheet include the following financial instruments: cash and cash equivalents, tenant rent and other receivables, accounts payable and accrued expenses and notes payable. We consider the carrying values of cash and cash equivalents, tenant rent and other receivables and accounts payable and accrued expenses to approximate fair value for these financial instruments because of the short period of time between origination of the instruments and their expected realization. The fair value of accounts payable to and accounts receivable from related parties is not determinable due to its related party nature.

The fair value of mortgages payable is estimated using borrowing rates available to us for mortgages payable with similar terms and maturities. As of December 31, 2006 and 2005, we had no mortgages payable related to our consolidated properties.

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

Derivatives are recognized as either assets or liabilities in the consolidated balance sheet and measured at fair value in accordance with SFAS No. 133, Derivative Instruments and Hedging Activities.  Changes in fair value are included as a component of interest expense in the consolidated statement of operations in the period of change. We recorded $56,000 as a reduction to interest expense for the period from January 1, 2005 through August 31, 2005 and $205,000 as a reduction to interest expense for the year ended December 31, 2004 for interest rate swaps and collars.

We did not hold any derivative financial instruments as of December 31, 2006 and 2005.

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
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

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

In accordance with our plan of liquidation, as of December 31, 2006 and 2005, we have adjusted other assets to their net realizable value of $0.

Amortization expense recorded on the identified in-place leases, tenant relationships, lease commissions and loan fees for the period from January 1, 2005 through August 31, 2005 and the year ended December 31, 2004 was $407,000 and $2,512,000, respectively.

Income Taxes

We are a pass-through entity for income tax purposes and taxable income is reported by our unit holders on their individual tax returns. Accordingly, no provision has been made for income taxes in the accompanying consolidated statements of operations except for insignificant amounts related to state franchise and income taxes.

Per Unit Data

Prior to the adoption of our plan of liquidation, we reported earnings per unit pursuant to SFAS No. 128, Earnings Per Share.  Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted-average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of August 31, 2005 nor December 31, 2004.

Net income (loss) per unit is calculated as follows:

	Period from
	January 1,
	2005
	through	Years Ended
	August 31,	December 31,
	2005	2004

Income (loss) from continuing operations	$431,000	$(380,000)
Income from discontinued operations	7,723,000	196,000

Net income (loss)	$8,154,000	$(184,000)

Net income (loss) per unit:
Continuing operations — basic and diluted	$72.31	$(63.76)
Discontinued operations — basic and diluted	1,295.81	32.89

Total net income (loss) per unit — basic and diluted	$1,368.12	$(30.87)

Weighted-average number of units outstanding — basic and diluted	5,960	5,960

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN No. 47. FIN No. 47 clarifies guidance provided in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The term asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective as of the end of the first fiscal year ending after December 15, 2005. The adoption did not have a material effect on our consolidated financial statements.

Segments

We internally evaluate all of our properties and interests therein as one industry segment and, accordingly, do not report segment information

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. The adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. If we have not liquidated our company prior to the required adoption of SFAS No. 157, we will adopt SFAS No. 157 on January 1, 2008. SFAS No. 157 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have a material impact on our consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. We are evaluating SFAS No. 159 and have not yet determined the impact the adoption, if any, will have on our consolidated financial statements.

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

The change in the reserve for estimated costs in excess of receipts during liquidation for the year ended December 31, 2006 is as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2005	(Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(654,000)	$1,651,000	$1,549,000
Liabilities:
Liquidation costs	(1,423,000)	45,000	(236,000)	(1,614,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(871,000)	$(609,000)	$1,415,000	$(65,000)

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

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

Net assets in liquidation decreased $1,870,000, or $313.76 per unit, during the year ended December 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, and $1,000,000, or $167.79 per unit, in distributions to our unit holders in January 2006 and October 2006, respectively, and a decrease in the value of our remaining property interest of $785,000, or $131.71 per unit, as a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $1,415,000, or $237.42 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our remaining property interest. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation results in an asset for estimated receipts in excess of estimated costs as of December 31, 2006.

Net assets in liquidation decreased $16,156,000, or $2,710.74 per unit, for the period from August 31, 2005 through December 31, 2005. The primary reason for the decrease in our net assets was due to the payment of $16,000,000, or $2,684.56 per unit, in distributions to our unit holders in October 2005 and increases in estimated liquidation costs, offset by increases in the value of real estate assets as a result of sales.

The net assets in liquidation plus liquidating distributions of $18,500,000 as of December 31, 2006 would result in liquidating distributions per unit of approximately $4,452.09 for Class A, $4,234.48 for Class B and $4,055.00 for Class C. The net assets in liquidation plus liquidating distributions as of December 31, 2005 would result in liquidating distributions per unit of approximately $4,337.12 for Class A, $4,126.37 for Class B and $3,953.75 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of December 31, 2006 and 2005, our real estate investment is comprised of one investment in an unconsolidated property.

Investment in Unconsolidated Real Estate

Prior to the adoption of our plan of liquidation, investment in unconsolidated real estate consisted of our investment in Congress Center, LLC, of which we own 12.3%, and was accounted for under the equity method. Under the liquidation basis of accounting our investment in unconsolidated real estate is recorded at fair value.

The summarized condensed combined historical financial information of our investment in unconsolidated real estate for the period from January 1, 2005 through August 31, 2005 and for the year ended December 31, 2004 is as follows:

	Period from
	January 1,	For the Year
	2005 through	Ended
	August 31,	December 31,
	2005	2004

Revenues	$12,379,000	$17,304,000
Rental and other expenses	9,337,000	19,769,000

Net income (loss)	$3,042,000	$(2,465,000)

Our equity in earnings (loss)	$373,000	$(278,000)

Dispositions in 2005

Pursuant to our Operating Agreement, our Manager of its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Advisor pursuant to an agreement between our Manager and Realty, or the Realty-Triple Net Agreement.

Bank of America Plaza West — Las Vegas, Nevada

On March 15, 2005, we sold the Bank of America Plaza West building in Las Vegas, Nevada, of which we owned 100.0%, to an unaffiliated third party, for a sales price of $24,000,000. We received net cash proceeds of $11,768,000 after closing costs and other transactional expenses, and recorded a gain of $6,674,000. At closing, we paid a disposition fee to Realty in the amount of $780,000, or 3.3% of the sales price, and we paid sales commissions to unaffiliated brokers of $420,000, or 1.8% of the sales price.

Netpark — Tampa, Florida

On September 30, 2005, we sold our 50.0% interest in the Netpark property in Tampa, Florida to an affiliated party for a total sales price of $33,500,000. Because the property was sold to an affiliated party, our Manager engaged Stanger to provide an opinion as to the fairness of the transaction to us. This opinion was received by us prior to the consummation of the transaction. Our net cash proceeds were $15,249,000 after closing costs and other transaction expenses. At closing, we paid a disposition fee to Realty in the amount of $500,000, or 1.5% of the sales price.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

6.	Unit Holders’ Equity

There are three classes of units with different rights with respect to distributions. As of December 31, 2006 and 2005, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the years ended December 31, 2006, 2005 and 2004.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the years ended December 31, 2006, 2005 and 2004, distributions of $2,500,000, $28,844,000 and $2,450,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

Following the payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions the payment of monthly distributions. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation.

7.	Related Party Transactions

The Operating Agreement

Pursuant to the Operating Agreement, our Manager or Realty is entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. Certain fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Acquisition Fees

Our Manager is entitled to receive 4.0% of the funds raised in our Private Placement of units, for services rendered in connection with the due diligence investigation and acquisition of interests in real estate properties by us during the course of the investment and holding period. Our Manager did not incur and, therefore, was not reimbursed for, any acquisition fees for the years ended December 31, 2006, 2005 and 2004.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

Organizational & Marketing Costs

We have agreed to reimburse our Manager for organizational costs and marketing expenses incurred by our Manager in connection with our Private Placement of units. We have reimbursed our Manager for the amounts incurred as set forth. Our Manager did not incur and, therefore, was not reimbursed for, any organizational & marketing costs for the years ended December 31, 2006, 2005 and 2004.

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2006, 2005 and 2004.

Operating Expenses

We have agreed to reimburse our Manager for reasonable and necessary expenses paid or incurred by our Manager in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the acquisition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager did not incur and, therefore, was not reimbursed for, any operating expenses for the years ended December 31, 2006, 2005 and 2004.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity”. Our Manager did not receive any such distributions for the years ended December 31, 2006, 2005 and 2004. Based on the valuation of our portfolio as of December 31, 2006, we have reserved for an estimated distribution to our Manager of $1,513,000.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity. Certain fees paid to Realty were passed through to our Manager pursuant to the Realty-Triple Net Agreement.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross receipts of revenue of the properties. For the years ended December 31, 2006, 2005, and 2004, we incurred $0, $477,000 and $840,000, respectively, to Realty, for property management fees.

Lease Commissions

We pay Realty a leasing commission for its services in leasing any of our properties in amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2006, 2005, and 2004, we incurred $0, $86,000 and $630,000, respectively, to Realty, for lease commissions.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the years ended December 31, 2006, 2005 and 2004.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2006, 2005, and 2004, we incurred $0, $1,280,000 and $0, respectively, to Realty, for real estate disposition fees.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the years ended December 31, 2006, 2005 and 2004.

Selling Commissions

Pursuant to the Private Placement Memorandum, NNN Capital Corp., which was wholly owned by Anthony W. Thompson, during the period of our offering, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, all of which are reallowed to the broker-dealer selling group. NNN Capital Corp. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, NNN Capital Corp. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1.0% of the gross proceeds which it did not reallow to other members of the selling group. We did not incur selling commissions to NNN Capital Corp. for the years ended December 31, 2006, 2005 and 2004.

Related Party Accounts Receivable

Related party accounts receivable consists primarily of amounts due to us from our Manager and affiliates.

Notes Payable Due to Related Parties

Cunningham Lending Group, LLC

On January 11, 2005, a promissory note in the amount of $210,000 due to Cunningham was extended at a rate of 10.00% per annum with the principal and all accrued interest due on April 30, 2005.

All outstanding promissory notes were paid in full on March 16, 2005. There are no notes or amounts outstanding as of December 31, 2006 and 2005.

8.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse affect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Litigation

Neither we nor our one remaining unconsolidated property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Environmental Matters

We follow the policy of monitoring our one remaining unconsolidated property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the unconsolidated property that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $97,308,000 and $97,500,000 as of December 31, 2006 and 2005, respectively. Our share of unconsolidated debt was $11,949,000 and $11,973,000 as of December 31, 2006 and 2005, respectively, as set forth in the summary below.

Total mortgage and other debt and our portion of the total mortgage and other debt related to our one remaining unconsolidated property are as follows:

		As of December 31, 2006		As of December 31, 2005
		Mortgage and	NNN 2002 Value	Mortgage and	NNN 2002 Value
	Ownership	Other Debt	Fund, LLC’s	Other Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$97,308,000	$11,949,000	$97,500,000	$11,973,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2006, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and T REIT, Inc., or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

9.	Discontinued Operations — Property Held for Sale

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our consolidated operating properties for all periods presented are considered discontinued operations. The

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

following table summarizes the income and expense components that comprise discontinued operations for the period from January 1, 2005 through August 31, 2005 and for the year ended December, 31, 2004:

	Period from
	January 1,
	2005 through	Year Ended
	August 31,	December 31,
	2005	2004

Rental income	$7,231,000	$12,358,000
Rental expenses	(3,152,000)	(4,948,000)
Depreciation and amortization	(495,000)	(4,433,000)

Income before interest, other income and expense and minority interest	3,584,000	2,977,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,517,000)	(2,520,000)
Other income	65,000	51,000
Minority interests	(1,083,000)	(312,000)

Income from discontinued operations	1,049,000	196,000
Gain on sale of real estate	6,674,000	—

	$7,723,000	$196,000

10.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

Prior quarters have been restated as a result of the adoption of our plan of liquidation, because all assets are considered held for sale.

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net assets in liquidation, beginning of period	$7,921,000	$7,709,000	$7,257,000	$8,689,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	524,000	48,000	324,000	(90,000)
Net (decrease) increase in fair value	(626,000)	164,000	128,000	158,000
Distributions to shareholders	(1,000,000)	—	—	(1,500,000)

Change in net assets in liquidation	(1,102,000)	212,000	452,000	(1,432,000)

Net assets in liquidation, end of period	$6,819,000	$7,921,000	$7,709,000	$7,257,000

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2006, 2005 and 2004 — (Continued)

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

	Going Concern Basis
	Period from
	June 30,
	2005
	through	Quarters Ended
	August 31,	June 30,	March 31,
	2005	2005	2005

Revenues	$—	$—	$—

Expenses	—	38,000	(23,000)

Equity in earnings of unconsolidated real estate	89,000	219,000	65,000

Income from continuing operations	94,000	252,000	85,000
Income from discontinued operations	235,000	375,000	7,113,000

Net income	$329,000	$627,000	$7,198,000

Earnings per unit-basic and diluted Continuing operations	$15.77	$42.28	$14.26
Discontinued operations	39.43	62.92	1,193.46

Net income per unit-basic and diluted	$55.20	$105.20	$1,207.72

NNN 2002 VALUE FUND, LLC

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

Period from January 1, 2005 through August 31, 2005 — Reserve deducted from accounts receivable	$130,000	$—	$—	$130,000	$—
Year ended December 31, 2004 — Reserve deducted from accounts receivable	$126,000	$100,000	$—	$96,000	$130,000

NNN 2002 VALUE FUND, LLC

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND
ACCUMULATED DEPRECIATION

We had no consolidated properties as of December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC
(Registrant)

By: Triple Net Properties, LLC, its Manager

By:	/s/ Scott D. Peters
Scott D. Peters
Chief Executive Officer
Triple Net Properties, LLC
(principal executive officer)

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott D. Peters Scott D. Peters	Chief Executive Officer of Triple Net Properties, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)	March 14, 2007

/s/ Courtney A. Brower Courtney A. Brower	Financial Reporting Manager of Triple Net Properties, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)	March 14, 2007

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2006 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.		Description

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by unit holders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference)
3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002. (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
21	.1*	Subsidiary of NNN 2002 Value Fund, LLC
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.