Form 10-Q
period 2007-03-31
NNN 2002 VALUE FUND LLC
filed 2007-05-07
CIK 1178132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(877) 888-7348
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐     No ☑

As of May 7, 2007, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
Item 4T.	Controls and Procedures	20

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Investments in unconsolidated real estate	$6,514,000	$6,476,000
Cash and cash equivalents	423,000	408,000

Total assets	6,937,000	6,884,000

LIABILITIES

Reserve for estimated costs in excess of estimated receipts during liquidation	134,000	65,000

Total liabilities	134,000	65,000

Commitments and contingencies (Note 9)

Net assets in liquidation	$6,803,000	$6,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net assets in liquidation, beginning of period	$6,819,000	$8,689,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	122,000	6,000
Distributions received from unconsolidated property	(137,000)	(164,000)
Change in estimated costs in excess of estimated receipts during liquidation	(54,000)	68,000

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	(69,000)	(90,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	38,000	—
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	15,000	158,000

Net increase in fair value	53,000	158,000

Liquidating distributions to unit holders	—	(1,500,000)

Change in net assets in liquidation	(16,000)	(1,432,000)

Net assets in liquidation, end of period	$6,803,000	$7,257,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Description of Business

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our assets. As of March 31, 2007, we own an interest in one unconsolidated real estate property.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated as our property manager with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

2.	Plan of Liquidation

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Summary of Significant Accounting Policies

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Principles of Consolidation

Our accompanying condensed consolidated financial statements include our accounts and any variable interest entities, as defined in Financial Accounting Standards Board, or the FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sale date of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual settlement amounts realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

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

4.	Reserve for Estimated Costs in Excess of Estimated Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflows from our property, and have therefore recorded a reserve for this excess of costs over operating inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2007 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,549,000	$(137,000)	$54,000	$1,466,000
Liabilities:
Liquidation costs	(1,614,000)	122,000	(108,000)	(1,600,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(65,000)	$(15,000)	$(54,000)	$(134,000)

5.	Net Assets in Liquidation

Net assets in liquidation decreased $16,000, or $2.68 per unit, during the three months ended March 31, 2007. The primary reasons for the decrease in our net assets was due to the increase in estimated costs in excess of estimated receipts during liquidation of $69,000, or $11.58 per unit, as a result of changes in estimates of net inflows from our one remaining property interest, offset by the increase in the liquidation value of $38,000, or $6.38 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest.

Net assets in liquidation decreased $1,432,000, or $240.27 per unit, for the three months ended March 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, in distributions to our unit holders.

The net assets in liquidation as of March 31, 2007 of $6,803,000 plus liquidating distributions to our unit holders through March 31, 2007 of $18,500,000 would result in liquidating distributions to our unit holders per unit of approximately $4,449.33 for Class A, $4,231.88 for Class B and $4,052.56 for Class C, of which $3,104.10 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

As of March 31, 2007, our real estate investment is comprised of one investment in an unconsolidated real estate property.

7.	Unit Holders’ Equity

There are three classes of units with different rights with respect to distributions. As of March 31, 2007 and December 31, 2006, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three months ended March 31, 2007 and 2006.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the three months ended March 31, 2007 and 2006, distributions of $0 and $1,500,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

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

The Operating Agreement

Pursuant to the Operating Agreement, our Manager or its affiliates are entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three months ended March 31, 2007 and 2006.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the three months ended March 31, 2007 and 2006, we incurred $10,000, and $0, respectively, to our Manager for reimbursement of operating expenses other than public company compliance costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 7 — “Unit Holders’ Equity”. Our Manager did not receive any such distributions for the three months ended March 31, 2007 and 2006. Based on the valuation of our portfolio as of March 31, 2007, we have reserved for an estimated distribution to our Manager of $1,510,000, which is included in the reserve for estimated costs in excess of estimated receipts during liquidation in our condensed consolidated statement of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty or its affiliate is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty or its affiliate, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. Realty and its affiliates did not incur and, therefore, was not reimbursed for property management fees for the three months ended March 31, 2007 and 2006.

Lease Commissions

We pay Realty or its affiliate a leasing commission for its services in leasing any of our properties in amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. Realty and its affiliates did not incur and, therefore, was not reimbursed for lease commissions for the three months ended March 31, 2007 and 2006.

Project Fees

We pay Realty or its affiliate for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any construction management fees for the three months ended March 31, 2007 and 2006.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any real estate disposition fees for the three months ended March 31, 2007 and 2006.

Loan Fees

We pay Realty or its affiliate a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any loan fees for the three months ended March 31, 2007 and 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,994,000 and $97,308,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of the mortgage debt was $11,911,000 and $11,949,000 as of March 31, 2007 and December 31, 2006, respectively, as set forth in the summary below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of March 31,		As of December 31,
		2007		2006
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$96,994,000	$11,911,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of March 31, 2007, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and T REIT, Inc., or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. As of March 31, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

10.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of March 31, 2007, we have an unconsolidated investment in one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, we had no consolidated properties, however five of our tenants at our one remaining unconsolidated property, accounted for 10.0% or more of our aggregate annual rental income for the three months ended March 31, 2007, as follows:

	2007	Percentage of		Square	Lease
	Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	25.2%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.9%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	15.4%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,614,000	12.2%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation (1)	$1,513,000	11.4%	Congress Center	67,000	Dec. 2012

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2007.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

For the three months ended March 31, 2006, five of our tenants at our one remaining unconsolidated property accounted for 10.0% or more of our aggregate annual rental income, as follows:

	2006	Percentage of		Square	Lease
	Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,279,000	25.4%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	$2,320,000	18.0%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$1,983,000	15.3%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,582,000	12.2%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation (1)	$1,480,000	11.4%	Congress Center	67,000	Dec. 2012

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2006.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2007 and December 31, 2006 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2007 and 2006 (liquidation basis).

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

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our property.

Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated as our property manager with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

Business Strategy and Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of the registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of that act. As a result of (i) current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), during the fourth quarter of 2004, our Manager began to analyze whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in our one remaining property by December 31, 2007 and anticipate completing our plan of liquidation by

December 31, 2007. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

In accordance with our plan of liquidation, we continue to actively manage our one remaining unconsolidated property to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our one remaining property interest.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

Factors Which May Influence Results of Operations

Rental Income

The amount of rental income generated by our one remaining unconsolidated property depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the property. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of March 31, 2007, our one remaining unconsolidated property was 91.4% leased to 11 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2007. Our leasing strategy for 2007 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation.

Changes in Net Assets in Liquidation

Three Months Ended March 31, 2007 and 2006

Net assets in liquidation decreased $16,000, or $2.68 per unit, during the three months ended March 31, 2007. The primary reasons for the decrease in our net assets was due to the increase in estimated costs in excess of estimated receipts during liquidation of $69,000, or $11.58 per unit, as a result of changes in estimates of net inflows from our one remaining property interest, offset by the increase in the liquidation value of $38,000, or $6.38 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest.

Net assets in liquidation decreased $1,432,000, or $240.27 per unit, for the three months ended March 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, in distributions to our unit holders.

The net assets in liquidation as of March 31, 2007 of $6,803,000 plus liquidating distributions to our unit holders through March 31, 2007 of $18,500,000 would result in liquidating distributions to our unit holders per unit of approximately $4,449.33 for Class A, $4,231.88 for Class B and $4,052.56 for Class C, of which $3,104.10 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of March 31, 2007, our total assets and net assets in liquidation were $6,937,000 and $6,803,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our one remaining asset pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

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

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders for the three months ended March 31, 2007. Following payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of March 31, 2007, we estimate that we will have $1,600,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,510,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

An adverse change in the net inflows from unconsolidated operating activities or net proceeds expected from the liquidation of real estate assets may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages on our one remaining unconsolidated property. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on our one remaining unconsolidated property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

Liquidating distributions will be determined by our Manager in its sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures on our one remaining unconsolidated property, among other factors our Manager may deem relevant. To the extent any distributions are made to our unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to our unit holders for federal income tax purposes to the extent of basis in our stock, and generally as capital gain thereafter.

The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of our one remaining unconsolidated property might be less, or significantly less, than currently estimated, including, among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of our one remaining unconsolidated property may be higher than currently estimated if market values increase.

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of our one remaining unconsolidated property, and additional long-term secured borrowings on our one remaining unconsolidated property. We do not intend to reserve funds to retire existing debt upon maturity on our one remaining unconsolidated property. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the remaining one unconsolidated property.

If we experience lower occupancy levels and reduced rental rates at our remaining one unconsolidated property, reduced revenues as a result of asset sale, or increased capital expenditures and leasing costs at our remaining one unconsolidated property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. We derive substantially all of our revenues from tenants under leases at our remaining one unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of March 31, 2007, our primary source of capital is distributions from our one remaining unconsolidated property.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our one remaining property interest.

Financing

As of March 31, 2007 and 2006, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of March 31, 2007 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, we received a termination notice from Employer’s Reinsurance Corporation notifying us of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT Inc. and T REIT, Inc., or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. As of March 31, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

We believe that our net cash provided by operating activities and net proceeds from the sale of our one remaining unconsolidated property will together provide sufficient liquidity to meet our cash needs during the next nine months from March 31, 2007.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,994,000 and $97,308,000 as of March 31, 2007 and December 31, 2006, respectively. Our share of the mortgage debt was $11,911,000 and $11,949,000 as of March 31, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of March 31,		As of December 31,
		2007		2006
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$96,994,000	$11,911,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of March 31, 2007, the Congress Center property was in compliance with all such covenants.

Commitments and Contingencies

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, our one remaining unconsolidated property. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Debt Service Requirements

As of March 31, 2007, all consolidated debt has been repaid in full.

Contractual Obligations

As of March 31, 2007, all consolidated contractual obligations have been repaid in full.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings in the year of adoption. Our adoption of FIN No. 48 as of the beginning of the first quarter of 2007 did not have a material impact on our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of March 31, 2007, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to us, including our Manager’s Chief Executive

Officer and Financial Reporting Manager, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

Following the signatures section of this Quarterly Report on Form 10-Q are certifications of our Manager’s Chief Executive Officer and Financial Reporting Manager required in accordance with Section 302 of the Sarbanes-Oxley Act and Rules 13a-14(a) and 15d-14(a) under the Exchange Act, or the Section 302 Certification. This portion of our Quarterly Report on Form 10-Q is our disclosure of the results of our controls evaluation referred to in paragraphs (4) and (5) of the Section 302 Certification and should be read in conjunction with the Section 302 Certification for a more complete understanding of the topics presented.

As of March 31, 2007, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s Chief Executive Officer and Financial Reporting Manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s Chief Executive Officer and Financial Reporting Manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

Item 1.	Legal Proceedings.

SEC Investigation

On September 16, 2004, Triple Net Properties, LLC, or our Manager, a wholly owned subsidiary of NNN Realty Advisors, Inc., advised us that it learned that the Securities and Exchange Commission, or the SEC, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

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

Item 1A. Risk Factors.

There were no other material changes from risk factors previously disclosed in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NNN 2002 Value Fund, LLC (Registrant)

By: Triple Net Properties, LLC, its Manager

May 7, 2007 Date	/s/ Scott D. Peters Scott D. Peters Chief Executive Officer Triple Net Properties, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

May 7, 2007 Date	/s/ Courtney A. Brower Courtney A. Brower Financial Reporting Manager Triple Net Properties, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by unit holders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference).
3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002 (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).
10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).
10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).
31	.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.