Form 10-Q
period 2007-06-30
NNN 2002 VALUE FUND LLC
filed 2007-07-30
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

(877) 888-7348
Registrant’s telephone number, including area code:

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

Yes ☐     No ☑

As of July 30, 2007, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Investments in unconsolidated real estate	$6,550,000	$6,476,000
Cash and cash equivalents	459,000	408,000

Total assets	7,009,000	6,884,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	132,000	65,000

Total liabilities	132,000	65,000

Commitments and contingencies (Note 9)
Net assets in liquidation	$6,877,000	$6,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net assets in liquidation, beginning of period	$6,803,000	$7,257,000	$6,819,000	$8,689,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	50,000	35,000	172,000	41,000
Distributions received from unconsolidated property	(86,000)	(163,000)	(223,000)	(327,000)
Change in estimated costs in excess of estimated receipts during liquidation	38,000	452,000	(16,000)	520,000

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	2,000	324,000	(67,000)	234,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	36,000	-	74,000	-
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	36,000	128,000	51,000	286,000

Net increase in fair value	72,000	128,000	125,000	286,000

Liquidating distributions to unit holders	-	-	-	(1,500,000)

Change in net assets in liquidation	74,000	452,000	58,000	(980,000)

Net assets in liquidation, end of period	$6,877,000	$7,709,000	$6,877,000	$7,709,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our assets. As of June 30, 2007, we owned an interest in one unconsolidated real estate property.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition, which was January 9, 2003. Realty may be terminated as our property manager with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.4% of its outstanding common stock.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our estimated per unit distribution range are reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized from the sale of our assets and the settlement of liabilities may differ materially from the amounts estimated.

We continually evaluate our one remaining unconsolidated property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

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

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale date of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying interim unaudited condensed consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Segments

We internally evaluate our property as one industry segment and accordingly do not report segment information.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	Reserve for Estimated Costs in Excess of Estimated Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflows from our property, and have therefore recorded a reserve for this excess of costs over operating cash inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2007 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,549,000	$(232,000)	$139,000	$1,456,000
Liabilities:
Liquidation costs	(1,614,000)	181,000	(155,000)	(1,588,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(65,000)	$(51,000)	$(16,000)	$(132,000)

5.	Net Assets in Liquidation

Net assets in liquidation increased by $74,000, or $12.42 per unit, during the three months ended June 30, 2007. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $36,000, or $6.04 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest, and a decrease in estimated costs in excess of estimated receipts during liquidation of $38,000, or $6.38 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

Net assets in liquidation increased by $452,000, or $75.84 per unit, for the three months ended June 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Net assets in liquidation increased by $58,000, or $9.73 per unit, during the six months ended June 30, 2007. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $74,000, or $12.42 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest offset by an increase in estimated costs in excess of estimated receipts during liquidation of $16,000, or $2.68 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net assets in liquidation decreased by $980,000, or $164.43 per unit, for the six months ended June 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, in distributions to our unit holders in January 2006, offset by decreases in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

The net assets in liquidation of $6,877,000 as of June 30, 2007 plus liquidating distributions to our unit holders of $18,500,000 through June 30, 2007 would result in liquidating distributions to our unit holders per unit of approximately $4,462.55 for Class A, $4,244.32 for Class B and $4,064.22 for Class C, of which $3,104.10 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

As of June 30, 2007, our real estate investment is comprised of one investment in an unconsolidated real estate property.

7.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of June 30, 2007 and December 31, 2006, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and six months ended June 30, 2007 and 2006.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the six months ended June 30, 2007 and 2006, distributions of $0 and $1,500,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Related Party Transactions

The Operating Agreement

Pursuant to the Operating Agreement, our Manager or its affiliates are entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three and six months ended June 30, 2007 and 2006.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the three months ended June 30, 2007 and 2006, we incurred $59,000 and $41,000, respectively, to our Manager for reimbursement of operating expenses other than public company compliance costs. For the six months ended June 30, 2007 and 2006, we incurred $69,000, and $41,000, respectively, to our Manager for reimbursement of operating expenses other than public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 7 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three and six months ended June 30, 2007 and 2006. Based on the valuation of our portfolio as of June 30, 2007 and December 31, 2006, we have reserved for an estimated distribution to our Manager of $1,528,000 and $1,513,000, respectively, which is included in the reserve for estimated costs in excess of estimated receipts during liquidation in our condensed consolidated statement of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty or its affiliate is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty or its affiliate, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. Realty and its affiliates did not incur and, therefore, was not reimbursed for property management fees for the three and six months ended June 30, 2007 and 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commissions

We pay Realty or its affiliate a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. Realty and its affiliates did not incur and, therefore, was not reimbursed for lease commissions for the three and six months ended June 30, 2007 and 2006.

Project Fees

We pay Realty or its affiliate for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any construction management fees for the three and six months ended June 30, 2007 and 2006.

Real Estate Disposition Fees

We pay Realty or its affiliate a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any real estate disposition fees for the three and six months ended June 30, 2007 and 2006.

Loan Fees

We pay Realty or its affiliate a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any loan fees for the three and six months ended June 30, 2007 and 2006.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,706,000 and $97,308,000 as of June 30, 2007 and December 31, 2006, respectively. Our share of the mortgage debt was $11,875,000 and $11,949,000 as of June 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of June 30, 2007		As of December 31, 2006
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$96,706,000	$11,875,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of June 30, 2007, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. As of June 30, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.

10.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of June 30, 2007, we have an unconsolidated investment in one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

As of June 30, 2007, we had no consolidated properties, however five of our tenants at our one remaining unconsolidated property, accounted for 10.0% or more of our aggregate annual rental income for the six months ended June 30, 2007, as follows:

	2007	Percentage of		Square	Lease
	Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,408,000	25.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.8%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	15.3%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,614,000	12.1%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,513,000	11.4%	Congress Center	67,000	Jan. 2008	(2)

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2007.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2006, five of our tenants at our one remaining unconsolidated property accounted for 10.0% or more of our aggregate annual rental income, as follows:

	2006	Percentage of		Square	Lease
	Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	25.7%	Congress Center	76,000	April 2012
North American Co. Life and Health Ins	$2,320,000	17.8%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$1,983,000	15.2%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,582,000	12.2%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,481,000	11.4%	Congress Center	67,000	Dec. 2012	(2)

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2006.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2007 and December 31, 2006 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2007 and 2006 (liquidation basis).

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

Overview and Background

We are a Virginia limited liability company which was formed on May 15, 2002 to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8.0% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our unit holders.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our remaining property interest upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated as our property manager with respect to our remaining property interest without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.4% of its outstanding common stock.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the third or fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

We continually evaluate our one remaining unconsolidated property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

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

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K, as filed with the SEC.

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

Scheduled Lease Expirations

As of June 30, 2007, our one remaining unconsolidated property was 91.4% leased to 11 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2007. Our leasing strategy for 2007 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

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

Changes in Net Assets in Liquidation

Three and Six Months Ended June 30, 2007 and 2006

Net assets in liquidation increased by $74,000, or $12.42 per unit, during the three months ended June 30, 2007. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $36,000, or $6.04 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest, and a decrease in estimated costs in excess of estimated receipts during liquidation of $38,000, or $6.38 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

Net assets in liquidation increased by $452,000, or $75.84 per unit, for the three months ended June 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

Net assets in liquidation increased by $58,000, or $9.73 per unit, during the six months ended June 30, 2007. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $74,000, or $12.42 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest offset by an increase in estimated costs in excess of estimated receipts during liquidation of $16,000, or $2.68 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

Net assets in liquidation decreased by $980,000, or $164.43 per unit, for the six months ended June 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, in distributions to our unit holders in January 2006, offset by decreases in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our remaining property interest.

The net assets in liquidation as of June 30, 2007 of $6,877,000 plus liquidating distributions to our unit holders through June 30, 2007 of $18,500,000 would result in liquidating distributions to our unit holders per unit of approximately $4,462.55 for Class A, $4,244.32 for Class B and $4,064.22 for Class C, of which $3,104.10 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of June 30, 2007, our total assets and net assets in liquidation were $7,009,000 and $6,877,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our one remaining asset pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

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

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the six months ended June 30, 2007. Following payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of June 30, 2007, we estimate that we will have $1,588,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,528,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

If we experience lower occupancy levels and reduced rental rates at our one remaining unconsolidated property, reduced revenues as a result of asset sale, or increased capital expenditures and leasing costs at our one remaining unconsolidated property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. We derive substantially all of our revenues from tenants under leases at our one remaining unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of June 30, 2007, our primary source of capital is distributions from our one remaining unconsolidated property.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our one remaining unconsolidated property interest.

Financing

As of June 30, 2007 and December 31, 2006, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of June 30, 2007 and December 31, 2006 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive

$83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, we, along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners, will advance the required amounts to the lender on behalf of the borrower. As of June 30, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

We believe that our net cash provided by operating activities and net proceeds from the sale of our one remaining unconsolidated property will together provide sufficient liquidity to meet our cash needs during the next six months from June 30, 2007.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,706,000 and $97,308,000 as of June 30, 2007 and December 31, 2006, respectively. Our share of the mortgage debt was $11,875,000 and $11,949,000 as of June 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of June 30, 2007		As of December 31, 2006
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$96,706,000	$11,875,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of June 30, 2007, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

As of June 30, 2007, all consolidated debt has been repaid in full.

Contractual Obligations

As of June 30, 2007, all consolidated contractual obligations have been repaid in full.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of June 30, 2007, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk.

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

As of June 30, 2007, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s Chief Executive Officer and Financial Reporting Manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s Chief Executive Officer and Financial Reporting Manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us and/or delay the payment of distributions to our unit holders under our plan of liquidation. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with Statements of Financial Accounting Standards, or SFAS, No. 5, Accounting for Contingencies.

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

NNN 2002 Value Fund, LLC

(Registrant)

By: Triple Net Properties, LLC, its Manager

July 30, 2007	/s/ Scott D. Peters

Date	Scott D. Peters
Chief Executive Officer
Triple Net Properties, LLC
the Manager of NNN 2002 Value Fund, LLC
(principal executive officer)

July 30, 2007	/s/ Courtney A. Brower

Date	Courtney A. Brower
Financial Reporting Manager
Triple Net Properties, LLC
the Manager of NNN 2002 Value Fund, LLC
(principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1	NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by unit holders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference).
3.1	Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002 (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).
10.1	Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).
10.2	Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.