Form 10-Q
period 2007-09-30
NNN 2002 VALUE FUND LLC
filed 2007-11-02
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue,	92705
Suite 200 Santa Ana, California (Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☑

As of November 2, 2007, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of September 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Investment in unconsolidated real estate	$6,586,000	$6,476,000
Cash and cash equivalents	552,000	408,000

Total assets	7,138,000	6,884,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	435,000	65,000

Total liabilities	435,000	65,000

Commitments and contingencies (Note 9)
Net assets in liquidation	$6,703,000	$6,819,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2007 (Unaudited) and 2006 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net assets in liquidation, beginning of period	$6,877,000	$7,709,000	$6,819,000	$8,689,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating (income) loss	(7,000)	—	165,000	40,000
Distributions received from unconsolidated property	(86,000)	(164,000)	(309,000)	(490,000)
Change in estimated costs in excess of estimated receipts during liquidation	(210,000)	212,000	(226,000)	732,000

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	(303,000)	48,000	(370,000)	282,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	36,000	—	110,000	—
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	93,000	164,000	144,000	450,000

Net increase in fair value	129,000	164,000	254,000	450,000

Liquidating distributions to unit holders	—	—	—	(1,500,000)

Change in net assets in liquidation	(174,000)	212,000	(116,000)	(768,000)

Net assets in liquidation, end of period	$6,703,000	$7,921,000	$6,703,000	$7,921,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our assets. As of September 30, 2007, we owned an interest in one unconsolidated real estate property.

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition, which was January 9, 2003. Realty may be terminated as our property manager with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.1% of its outstanding common stock.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in our one remaining unconsolidated property by March 31, 2008 and anticipate completing our plan of liquidation by March 31, 2008. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

3.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our interim unaudited condensed consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the accompanying interim unaudited condensed consolidated financial statements.

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

Principles of Consolidation

Our accompanying interim unaudited condensed consolidated financial statements include our accounts and any variable interest entities, as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, as revised, or FIN 46(R), that we have concluded should be consolidated. All material intercompany transactions and account balances have been eliminated in consolidation.

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

Segments

We internally evaluate our operations as one industry segment and accordingly do not report segment information.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. SFAS No. 159 will not have a material effect on our consolidated financial statements.

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

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the nine months ended September 30, 2007 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,549,000	$(320,000)	$(71,000)	$1,158,000
Liabilities:
Liquidation costs	(1,614,000)	176,000	(155,000)	(1,593,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(65,000)	$(144,000)	$(226,000)	$(435,000)

5.	Net Assets in Liquidation

Net assets in liquidation decreased by $174,000, or $29.19 per unit, during the three months ended September 30, 2007. The primary reason for the decrease in our net assets was due to an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $210,000, or $35.23 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of our one remaining unconsolidated property, offset by the increase in the liquidation value of $36,000, or $6.04 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property.

Net assets in liquidation increased $212,000, or $35.57 per unit, for the three months ended September 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our one remaining unconsolidated property.

Net assets in liquidation decreased by $116,000, or $19.46 per unit, during the nine months ended September 30, 2007. The primary reason for the decrease in our net assets was due to an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $226,000, or $37.92 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of our one remaining unconsolidated property, offset by the increase in the liquidation value of $110,000, or $18.46

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property.

Net assets in liquidation decreased $768,000, or $128.86 per unit, for the nine months ended September 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, in distributions to our unit holders in January 2006, offset by decreases in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our one remaining unconsolidated property.

The net assets in liquidation of $6,703,000 as of September 30, 2007 plus liquidating distributions to our unit holders of $18,500,000 through September 30, 2007 would result in liquidating distributions to our unit holders per unit of approximately $4,431.23 for Class A, $4,214.84 for Class B and $4,036.59 for Class C, of which $3,104.10 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Investments

As of September 30, 2007, our real estate investment is comprised of one investment in an unconsolidated real estate property.

7.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of September 30, 2007 and December 31, 2006, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and nine months ended September 30, 2007 and 2006.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the nine months ended September 30, 2007 and 2006, distributions of $0 and $1,500,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

Following the payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three and nine months ended September 30, 2007 and 2006.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the three months ended September 30, 2007 and 2006, we incurred $6,000 and $0, respectively, to our Manager for reimbursement of operating expenses other than public company compliance costs. For the nine months ended September 30, 2007 and 2006, we incurred $75,000, and $42,000, respectively, to our Manager for reimbursement of operating expenses other than public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 7 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three and nine months ended September 30, 2007 and 2006. Based on the valuation of our portfolio as of September 30, 2007 and December 31, 2006, we have reserved an estimated distribution to our Manager of $1,484,000 and $1,513,000, respectively, which is included in the reserve for estimated costs in excess of estimated receipts during liquidation in our condensed consolidated statement of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty or its affiliates is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty or its affiliates, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. Realty and its affiliates did not incur and,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therefore, was not reimbursed for property management fees for the three and nine months ended September 30, 2007 and 2006.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. Realty and its affiliates did not incur and, therefore, was not reimbursed for lease commissions for the three and nine months ended September 30, 2007 and 2006.

Project Fees

We pay Realty or its affiliates for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any construction management fees for the three and nine months ended September 30, 2007 and 2006.

Real Estate Disposition Fees

We pay Realty or its affiliates a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any real estate disposition fees for the three and nine months ended September 30, 2007 and 2006.

Loan Fees

We pay Realty or its affiliates a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty and its affiliates did not incur and, therefore, was not reimbursed for, any loan fees for the three and nine months ended September 30, 2007 and 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,413,000 and $97,308,000 as of September 30, 2007 and December 31, 2006, respectively. Our share of the mortgage debt was $11,840,000 and $11,949,000 as of September 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of September 30, 2007		As of December 31, 2006
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt
Congress Center — LLC	12.3%	$96,413,000	$11,840,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of September 30, 2007, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we, along with G REIT, Inc., or our Affiliate co-owner, will advance the required amounts to the lender on behalf of the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.

10.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of September 30, 2007 and December 31, 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of September 30, 2007, we have an unconsolidated investment in one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

As of September 30, 2007, we had no consolidated properties, however five of our tenants at our one remaining unconsolidated property, accounted for 10.0% or more of our aggregate annual rental income for the nine months ended September 30, 2007, as follows:

	2007	Percentage of		Square	Lease
	Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date
Homeland Security	$3,408,000	25.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,371,000	17.8%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	15.3%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,614,000	12.1%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,513,000	11.3%	Congress Center	67,000	Jan. 2008(2)

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2007.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2006, we had no consolidated properties, however five of our tenants at our one remaining unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the nine months ended September 30, 2006, as follows:

	2006	Percentage of		Square	Lease
	Annual	2006 Annual		Footage	Expiration
Tenant	Base Rent (*)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	25.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,320,000	17.8%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$1,994,000	15.3%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,582,000	12.1%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,481,000	11.3%	Congress Center	67,000	Dec. 2012(2)

*	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2006.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2007 and December 31, 2006 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2007 and 2006 (liquidation basis).

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

Triple Net Properties, LLC, or Triple Net Properties, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated as our property manager with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, NNN Capital Corp. and Realty. As a result, Triple Net Properties is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers. NNN Realty Advisors was formed in September 2006 and is a full-service commercial real estate asset management and services firm. Anthony W. Thompson is the founder of our Manager and the Chairman of the board of directors of NNN Realty Advisors and owns 25.1% of its outstanding common stock.

On May 22, 2007, NNN Realty Advisors entered into a definitive merger agreement with Grubb & Ellis Company, or Grubb & Ellis. The merger has been approved by the boards of directors of both NNN Realty Advisors and Grubb & Ellis. The combined company will retain the Grubb & Ellis name and will continue to be listed on the New York Stock Exchange under the ticker symbol “GBE.” The transaction is expected to close in the fourth quarter of 2007, subject to approval by stockholders of both companies and other customary closing conditions of transactions of this type.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in our one remaining unconsolidated property by March 31, 2008 and anticipate completing our plan of liquidation by March 31, 2008. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

In accordance with our plan of liquidation, we continue to actively manage our one remaining unconsolidated property to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our one remaining unconsolidated property.

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

Scheduled Lease Expirations

As of September 30, 2007, our one remaining unconsolidated property was 92.1% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2007. Our leasing strategy for

2007 and through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2007, we expect that our efforts to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes in Net Assets in Liquidation

Three and Nine Months Ended September 30, 2007 and 2006

Net assets in liquidation decreased by $174,000, or $29.19 per unit, during the three months ended September 30, 2007. The primary reason for the decrease in our net assets was due to an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $210,000, or $35.23 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of our one remaining unconsolidated property, offset by the increase in the liquidation value of $36,000, or $6.04 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property.

Net assets in liquidation increased $212,000, or $35.57 per unit, for the three months ended September 30, 2006. The primary reason for the increase in our net assets was due to a decrease in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our one remaining unconsolidated property.

Net assets in liquidation decreased by $116,000, or $19.46 per unit, during the nine months ended September 30, 2007. The primary reason for the decrease in our net assets was due to an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $226,000, or $37.92 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of our one remaining unconsolidated property, offset by the increase in the liquidation value of $110,000, or $18.46 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property.

Net assets in liquidation decreased $768,000, or $128.86 per unit, for the nine months ended September 30, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, in distributions to our unit holders in January 2006, offset by decreases in the reserve for estimated costs in excess of estimated receipts due to a change in the projected sales date of our one remaining unconsolidated property.

The net assets in liquidation of $6,703,000 as of September 30, 2007 plus liquidating distributions to our unit holders of $18,500,000 through September 30, 2007 would result in liquidating distributions to our unit holders per unit of approximately $4,431.23 for Class A, $4,214.84 for Class B and $4,036.59 for Class C, of which $3,104.10 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of September 30, 2007, our total assets and net assets in liquidation were $7,138,000 and $6,703,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our one remaining unconsolidated property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our one remaining unconsolidated property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our interest in our one remaining unconsolidated property by March 31, 2008 and anticipate completing our plan of liquidation by March 31, 2008.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the nine months ended September 30, 2007. Following payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of September 30, 2007, we estimate that we will have $1,593,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,484,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. We currently derive substantially all of our revenues from tenants under leases at our one remaining unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of September 30, 2007, our primary source of capital is distributions from our one remaining unconsolidated property.

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

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our one remaining unconsolidated property.

Financing

As of September 30, 2007 and December 31, 2006, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of September 30, 2007 and December 31, 2006 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we, along with G REIT, Inc., or our Affiliate co-owner, will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT, Inc. and T REIT, Inc., or our Affiliate co-owners paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space.

We believe that our net cash provided by operating activities and net proceeds from the sale of our one remaining unconsolidated property will together provide sufficient liquidity to meet our cash needs during the next six months from September 30, 2007.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,413,000 and $97,308,000 as of September 30, 2007 and December 31, 2006, respectively. Our share of the mortgage debt was $11,840,000 and $11,949,000 as of September 30, 2007 and December 31, 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of September 30, 2007		As of December 31, 2006
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt
Congress Center — LLC	12.3%	$96,413,000	$11,840,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of September 30, 2007, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

As of September 30, 2007, all consolidated debt has been repaid in full.

Contractual Obligations

As of September 30, 2007, all consolidated contractual obligations have been repaid in full.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. If we have not liquidated our company prior to the required adoption of SFAS No. 159, we will adopt SFAS No. 159 on January 1, 2008. SFAS No. 159 will not have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of September 30, 2007, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk.

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

As of September 30, 2007, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s Chief Executive Officer and Financial Reporting Manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s Chief Executive Officer and Financial Reporting Manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NNN 2002 Value Fund, LLC (Registrant) By: Triple Net Properties, LLC, its Manager

November 2, 2007	/s/ Scott D. Peters

Date	Scott D. Peters Chief Executive Officer Triple Net Properties, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

November 2, 2007	/s/ Courtney A. Brower

Date	Courtney A. Brower Financial Reporting Manager Triple Net Properties, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

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