Form 10-K
period 2007-12-31
NNN 2002 VALUE FUND LLC
filed 2008-03-11
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-12 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐

                                                                                                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 11, 2008, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2002 Value Fund, LLC

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

OUR COMPANY

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining assets. As of December 31, 2007, we owned an interest in one unconsolidated property.

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. As a result, our Manager is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers.

On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by September 30, 2008 and anticipate completing our plan of liquidation by December 31, 2008. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Liquidation Update for 2007

•	In December 2007, we paid a liquidating distribution of approximately $400,000, or $67.11 per unit, to our unit holders.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

In accordance with our plan of liquidation, our primary objective is to obtain the highest possible sales value for our one remaining unconsolidated property, while maintaining current income from that investment. Pursuant thereto we have sought to:

•	preserve our unit holders’ capital investment;

•	generate cash through the sale of our one remaining unconsolidated property; and

•	realize capital appreciation upon the ultimate sale of our one remaining unconsolidated property.

Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our one remaining unconsolidated property. However, we cannot assure our unit holders that we will attain any of these objectives or that unit holder capital will not decrease.

References herein to our property, our one remaining unconsolidated property or our remaining asset is to our 12.3% interest in a single office property located in Chicago, Illinois, or the Congress Center property.

Disposition Strategies

In accordance with our plan of liquidation, we currently consider various factors when evaluating a potential property disposition. These factors include, without limitation, the following:

•	the ability to sell our one remaining unconsolidated property at the highest possible price in order to maximize the return to the unit holders; and

•	the ability of prospective buyers to finance the acquisition of our asset.

Operating Strategies

In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our one remaining unconsolidated property through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

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

DISTRIBUTION POLICY

Following payment of the April 2005 monthly distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from net proceeds received from the sale of assets at its discretion. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors our Manager deems relevant.

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

When selling our one remaining unconsolidated property, we will be in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.

As of March 11, 2008, we own an interest in one unconsolidated property located in Chicago, Illinois. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.

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

Other Federal, State and Local Regulations. Our one remaining unconsolidated property is subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that our one remaining unconsolidated property is currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our unit holders. We believe, based in part on engineering reports which we generally obtain at the time we acquired our one remaining unconsolidated property, that our one remaining unconsolidated property complies in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

SIGNIFICANT TENANTS

As of December 31, 2007, we had no consolidated properties, however, five of our tenants at Congress Center, our one remaining unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2007, as follows:

		Percentage of		Lease
	2007 Annual	2007 Annual	Square Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximately)	Date
Homeland Security	$3,408,000	25.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc	$2,028,000	15.3%	90,000	Dec. 2013
US Treasury	$1,614,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation	$1,513,000	11.4%	67,000	Jan. 2008	(1)

 *  Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(1)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

We are also subject to a concentration of regional economic exposure as we owned an interest in one unconsolidated property located in Chicago, Illinois as of December 31, 2007. Regional economic downturns in Illinois could adversely impact our operations.

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

As of March 11, 2008, we estimate that our net proceeds from liquidation will be approximately $24,828,000 (of which $18,900,000 has been paid to our unit holders as of March 11, 2008) and we expect to distribute per unit approximately $4,364.53 for Class A, $4,152.07 for Class B, and $3,977.73 for Class C in liquidating distributions (of which $3,171.22 per unit for each class has been paid as of March 11, 2008), which we anticipate paying by December 31, 2008. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our unit holders may be more or less than we currently estimate. In addition, the liquidating distributions to our unit holders may be paid later than we predict.

Our plan of liquidation allows for the sale of our one remaining unconsolidated property interest to affiliates.

Our plan of liquidation provides that we may sell our one remaining unconsolidated property interest to an affiliate, but only if Stanger opines as to the fairness of the proposed transaction to us, from a financial point of view, or we receive an appraisal of the underlying unconsolidated property as a condition to our Manager’s approval and the proposed sales price is within the range of values provided by the appraisal. In no event will our Manager approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our unit holders may be delayed or reduced.

The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by the future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our unit holders would be delayed and/or reduced.

If we are unable to find a buyer for our one remaining unconsolidated property at our expected sales price, our liquidating distributions to our unit holders may be delayed or reduced.

As of March 11, 2008, our one remaining unconsolidated property is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our unit holders, we assumed that we would be able to find a buyer for our one remaining unconsolidated property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unit holders would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our unit holders are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from our one remaining unconsolidated property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.

Decreases in property values may reduce the amount that we receive upon the sale of our one remaining unconsolidated property.

The underlying value of our one remaining unconsolidated property may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	terminations and renewals of leases by our tenants;

•	competition; and

•	changes in real estate tax rates and other operating expenses.

Any reduction in the value of our one remaining unconsolidated property would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our one remaining unconsolidated property could decrease or delay the payment of liquidating distributions to unit holders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our unit holders may be delayed and/or reduced.

In calculating our estimated liquidating distributions to our unit holders, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of our one remaining unconsolidated property, which would reduce our liquidating distributions to our unit holders. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our unit holders will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our unit holders.

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

If we are not able to sell our one remaining unconsolidated property in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings.

In the event we are not able to sell our one remaining unconsolidated property within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings.

We expect to incur significant costs in connection with Exchange Act compliance and we may become subject to liability for any failure to comply.

As a result of our obligation to register our securities with the SEC under the Exchange Act, we are subject to the rules of the Exchange Act and related reporting requirements. This compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could decrease or delay the payment of liquidating distributions to our unit holders.

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

Our ability to complete the sale, to locate qualified buyers for our one remaining unconsolidated property and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Manager’s officers, their familiarity with our assets, any counter-parties to any sale agreements and the market for our one remaining unconsolidated property, and their ability to efficiently manage the professionals in the process. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely affect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our one remaining unconsolidated property at the expected price.

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

Our unit holders may not receive any profits resulting from the sale of our one remaining unconsolidated property, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

In accordance with our plan of liquidation, our unit holders may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our one remaining unconsolidated property either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on the asset at the time of sale as partial payment thereof. We do not have any limitations or restrictions on our right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from the sale, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we may receive initial down payments in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our unit holders may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.

Our entity value may be adversely affected by adoption of our plan of liquidation.

In accordance with our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our one remaining unconsolidated property at or below the end of the estimated range, which would reduce the amount of distributions to our unit holders.

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

Our Manager will have the authority to sell our one remaining unconsolidated property under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.

Our Manager has the authority to sell our one remaining unconsolidated property on such terms and to such parties as our Manager determines in its sole discretion. Notably, our unit holders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our unit holders must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hind sight.

Our plan of liquidation may lead to unit holder litigation which could result in substantial costs and distract our Manager.

Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 11, 2008, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Manager’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount any such damages; however, they may be significant and may reduce our cash available for liquidating distributions to our unit holders.

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

Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our one remaining unconsolidated property. Our Manager has engaged affiliates of our Manager, to provide a number of services in connection with our property, including disposing of our one remaining unconsolidated property. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the

Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5.0% of the gross sales price of any of the properties if the terms of the sale are approved by us. Based on our estimated sales price as of December 31, 2007, we estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of approximately $271,000 for disposing of our remaining unconsolidated property. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price as of December 31, 2007, we estimate that the total fees that will be received by our Manager or Realty from the affiliated co-owners will be approximately $1,937,000. Moreover, if we sell our remaining unconsolidated property to an affiliate of ours or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.

Our Manager is also entitled to receive liquidating distributions pursuant to the Operating Agreement. As of December 31, 2007, we estimate that our Manager will receive approximately $1,391,000 in liquidating distributions.

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

Our investment in our one remaining unconsolidated property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2007, our share of the estimated fair value of this property was $5,931,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may delay and/or reduce our liquidating distributions to our unit holders. Additionally, in order to realize a return on our investment, we presently intend to sell our interest in this LLC. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and thus cannot sell our property interest held in the limited liability company or the applicable one remaining unconsolidated property in its entirety.

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

We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages.

In calculating our estimated fair value of our remaining asset and, therefore, our estimated per unit distribution amount, we have assumed that any purchaser of our remaining asset will assume the mortgage on the underlying property, which contains penalties in the event of the prepayment of that mortgage. The sale of our remaining asset pursuant to our plan of liquidation will trigger substantial penalties unless the purchaser assumes (and/or is allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of our remaining asset, which could negatively affect the amount of cash available for distribution to our unit holders under our plan of liquidation.

Other Risks of Our Business

The pending SEC investigation of our Manager could result in lawsuits or other legal actions against us or our affiliates.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

If our one remaining unconsolidated property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, our liquidating distributions to our unit holders may be reduced and/or delayed.

If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. For example, on February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our unit holders since the Congress Center property is our one remaining unconsolidated property and source of revenue.

Our one remaining unconsolidated property faces significant competition.

We face significant competition from other owners, operators and developers of office properties. Our one remaining unconsolidated property faces competition from similar properties owned by others in the same markets. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our one remaining unconsolidated property, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our unit holders. At the time we sale of our property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

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

Our investment in our one remaining unconsolidated property is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our property interest and the ability to make distributions to our unit holders depend upon the ability of the tenants at our property to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our unit holders. These changes include, among others, the following:

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

Lack of diversification and illiquidity of real estate may make it difficult for us to sell underperforming properties or recover our investment in our one remaining unconsolidated property.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell our one remaining unconsolidated property by September 30, 2008. However, due to the illiquid nature of real estate and the short timeframe that we have to sell our one remaining unconsolidated property, we may not recoup the estimated fair value we have recorded as of December 31, 2007 by September 30, 2008. We cannot provide assurance that we will be able to dispose of our one remaining unconsolidated property by September 30, 2008 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in our one remaining unconsolidated property.

Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 11, 2008, we only have one unconsolidated property, located in Illinois. The geographic concentration of this one remaining unconsolidated property exposes us to economic downturns in this region. A regional recession in this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of this one remaining unconsolidated property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Manager or its affiliates or third parties. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.

Due to our ownership of only a single property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at Congress Center, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

As of March 11, 2008, rent paid by the tenants at the Congress Center property represented 100.0% of our annualized revenues. The revenue generated by this one remaining unconsolidated property is substantially dependent on the financial condition of the significant tenants at the property and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these significant tenants may result in the failure or delay of such tenants’ rental payments to us which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

Losses for which we either could not or did not obtain insurance will adversely affect our earnings and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We endeavor to maintain comprehensive insurance on the property we own, including liability and fire and extended coverage, in amounts sufficient to permit the replacement of the one remaining unconsolidated property in the event of a total loss, subject to applicable deductibles. However, we could still suffer a loss due to the cost to repair any damage to the one remaining unconsolidated property that is not insured or is underinsured. There are types of losses, generally of a catastrophic nature, such as losses due to terrorism, wars, earthquakes, floods or acts of God that are either uninsurable or not economically insurable. If such a catastrophic event were to occur, or cause the destruction of our one remaining unconsolidated property, we could lose both our invested capital and anticipated profits from such one remaining unconsolidated property. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

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

If we are required to register as an investment company under the Investment Company Act of 1940, the additional expenses and operational limitations associated with such registration may reduce our unit holders’ investment return.

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

We are managed by the executive officers and key employees of our Manager. Thus, our ability to achieve our investment objectives and to pay distributions to our unit holders is dependent upon the performance of our Manager, its executive officers, and its key employees in the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. We rely on the management ability of our Manager and its executive officers, as well as the management of any entities or ventures in which we co-invest. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our use of borrowings to partially fund improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.

We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2007, there was $96,101,000 of debt outstanding related to our one remaining unconsolidated property, our share of which was $11,801,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

If we materially breach such covenants or obligations in our debt agreements, the lender may have the right to seize our income from the property securing the loan or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property securing the loan among other remedies. If we were to breach such covenants or obligations, we may then have to sell our one remaining unconsolidated property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property securing the loan, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions to our unit holders.

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

If we purchased our one remaining unconsolidated property at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, the real estate we purchased may not appreciate or may decrease in value.

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

Following payment of the April 2005 monthly distribution to our unit holders, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions to our unit holders. Future liquidating distributions to our unit holders will be made from net proceeds received by us from the sale of our one remaining unconsolidated property, and will be determined at the discretion of our Manager. Liquidating distribution amounts to our unit holders will depend on net proceeds received from the sale of our one remaining unconsolidated property, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors our Manager may deem relevant. Our ability to pay liquidating distributions to our unit holders may be adversely affected by the risks described herein.

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

Our Manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust, is the managing member of the advisors of both Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc., and manages NNN 2003 Value Fund, LLC as well as other private TIC programs and other programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers of our Manager also serve as officers and directors of NNN 2003 Value Fund, LLC, Grubb & Ellis Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. Our Manager is a wholly owned indirect subsidiary of Grubb & Ellis and executive officers of our Manager collectively own approximately 4.1% of Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager, Grubb & Ellis and its affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager devotes to us, because it will be providing similar services to G REIT Liquidating Trust, T REIT Liquidating Trust, NNN 2003 Value Fund, LLC, Grubb & Ellis

Apartment REIT, Inc. and Grubb & Ellis Healthcare REIT, Inc. and other real estate programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Manager and its affiliates and seeking to dispose of properties at or about the same time as us.

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

Due to recent natural disasters resulting in massive property destruction, prices for insurance coverage have been increasing dramatically. We cannot assure that we will be able to renew our insurance premiums at our current or reasonable rates or the amount of the potential increase of such premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales price of our one remaining unconsolidated property may be affected by these rising costs and adversely affect our ability to make liquidating distributions to our unit holders pursuant to our plan of liquidation.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Real Estate Investments

As of December 31, 2007, we owned an interest in one unconsolidated property in Chicago, Illinois. Our interest in the one unconsolidated property is held as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The one remaining unconsolidated property has an aggregate gross leaseable area, or GLA, of approximately 519,000 square feet.

The following table presents certain additional information about our property as of December 31, 2007:

	Property	GLA	%	Date	Annual	% Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	per Sq Ft(3)

Unconsolidated Property:
Congress Center	Chicago, IL	519,000	12.3%	1/9/03	$13,289,000	91.8%	$27.86

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(2)	Physical occupancy as of December 31, 2007.

(3)	Average effective annual rent per leased square foot as of December 31, 2007.

Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value.

The following information generally applies to our property as of December 31, 2007:

•	we believe our one remaining unconsolidated property is adequately covered by insurance;

•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and

•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of our organizational structure and ownership information for our one remaining unconsolidated property we owned as of December 31, 2007:

NNN 2002 Value Fund, LLC

Congress Center

The following is a summary of our relationship with entities with ownership interests in Congress Center as of December 31, 2007:

Indebtedness

As of December 31, 2007, there were secured mortgage loans outstanding related to our one remaining unconsolidated property, our share of which approximates $11,801,000. See Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8 — “Commitments and Contingencies”, to the consolidated financial statements included with this report.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

No matters were submitted to a vote of unit holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units.

As of March 11, 2008, there were no outstanding options or warrants to purchase, or securities convertible into, units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 11, 2008, there were 549 unit holders of record, with 206, 209 and 209 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.

Distributions

The Operating Agreement provides that Class A unit holders receive a 10.0% per annum cumulative return, or a 10.0% priority return, Class B unit holders receive a 9.0% per annum cumulative return, or a 9.0% priority return, and Class C unit holders receive an 8.0% per annum cumulative return, or an 8.0% priority return.

The distributions declared per Class A unit in each quarter since January 1, 2005 are as follows:

Quarters Ended	2007	2006	2005

March 31	N/A	$251.68	$106.21
June 30	N/A	N/A	$2,048.83
September 30	N/A	N/A	N/A
December 31	$67.11	$167.79	$2,684.56

The distributions declared per Class B unit in each quarter since January 1, 2005 are as follows:

Quarters Ended	2007	2006	2005

March 31	N/A	$251.68	$106.21
June 30	N/A	N/A	$2,048.83
September 30	N/A	N/A	N/A
December 31	$67.11	$167.79	$2,684.56

The distributions declared per Class C unit in each quarter since January 1, 2005 are as follows:

Quarters Ended	2007	2006	2005

March 31	N/A	$251.68	$106.21
June 30	N/A	N/A	$2,048.83
September 30	N/A	N/A	N/A
December 31	$67.11	$167.79	$2,684.56

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager in their sole discretion. Liquidating distributions to our unit holders will be determined based on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors our Manager may deem relevant. Following the payment of the April 2005 monthly distribution to our unit holders, the then Board of Managers decided to discontinue the payment of monthly distributions.

In January 2006, October 2006, and December 20, 2007 we paid liquidating distributions of approximately $1,500,000, or $251.68 per unit, $1,000,000, or $167.79 per unit, and $400,000, or $67.11 per unit, respectively, to our unit holders.

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

We have no equity compensation plans as of December 31, 2007.

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

	Liquidation Basis
	As of December 31,
Selected Financial Data(1)	2007	2006	2005

STATEMENT OF NET ASSETS:
Total assets	$6,191,000	$6,884,000	$9,571,000
Net assets in liquidation(2)	5,928,000	6,819,000	8,689,000
Net asset value per unit(2)	$994.63	$1,144.13	$1,457.89

	Liquidation Basis
			Period from
			August 31,
			2005
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2005

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$6,819,000	$8,689,000	$24,845,000
Changes to reserve for estimated costs in excess of estimated receipts during liquidation	(198,000)	806,000	(652,000)
Net (decrease) increase in fair value	(293,000)	(176,000)	496,000
Distributions to unit holders	(400,000)	(2,500,000)	(16,000,000)

Change in net assets in liquidation	(891,000)	(1,870,000)	(16,156,000)

Net assets in liquidation, end of period	$5,928,000	$6,819,000	$8,689,000

	Going Concern Basis
	As of December 31,
Selected Financial Data(1)	2004	2003

BALANCE SHEET DATA:
Total assets	$73,235,000	$75,228,000
Mortgage loans payable, including property held for sale	42,172,000	41,036,000
Unit holders’ equity	19,331,000	21,965,000
Book value per unit	$3,243.46	$4,522.34

	Going Concern Basis
	Period from
	January 1,
	2005
	through
	August 31,	Year Ended December 31,
	2005	2004	2003

OPERATING DATA:
Total revenues	$—	$—	$—

Income (loss) from continuing operations before discontinued operations and gain on sale of real estate investments	431,000	(380,000)	61,000
Discontinued operations, including gain on sale	7,723,000	196,000	(596,000)

Net income (loss)	$8,154,000	$(184,000)	$(535,000)

Income (loss) per unit, basic and diluted(3):
Income (loss) from continuing operations	$72.31	$(63.76)	$12.56
Income (loss) from discontinued operations	1,295.81	32.89	(122.71)

Net income (loss) per unit	$1,368.12	$(30.87)	$(110.15)

OTHER DATA:
Cash flows provided by operating activities	$3,378,000	$2,984,000	$2,140,000
Cash flows provided by (used in) investing activities	22,977,000	(2,170,000)	(47,060,000)
Cash flows (used in) provided by financing activities	(22,334,000)	(1,326,000)	42,176,000
Distributions declared	$12,844,000	$2,450,000	$1,947,000
Distributions declared per unit(3)	$2,155	$410	$400

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	The net assets in liquidation as of December 31, 2007, 2006 and 2005 of $5,928,000, $6,819,000 and $8,689,000, respectively, plus the cumulative liquidating distributions to our unit holders through December 31, 2007, 2006 and 2005 of approximately $18,900,000, $18,500,000 and $16,000,000, respectively, would result in liquidating distributions per unit of approximately $4,364.53 for Class A, $4,152.07 for Class B and $3,977.73 for Class C; $4,452.09 for Class A, $4,234.48 for Class B and $4,055.00 for Class C; and $4,337.61 for Class A, $4,126.75 for Class B and $3,954.01 for Class C as of December 31, 2007, 2006 and 2005, respectively.

(3)	Net income (loss) and distributions per unit are based upon our weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2007 and 2006 (liquidation basis), together with the changes in net assets for the years ended December 31, 2007 and December 31, 2006 and for the period from August 31, 2005 through September 30, 2005 (liquidation basis), and the results of operations for the period from June 30, 2005 through August 31, 2005 and January 1, 2005 through August 31, 2005 (going concern basis) and cash flows for the period from January 1, 2005 through August 31, 2005 (going concern basis).

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

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Property Realty Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. As a result, our Manager is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers.

On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed its name to Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc., respectively.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by September 30, 2008 and anticipate completing our plan of liquidation by December 31, 2008. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

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

Dispositions in 2007

We did not have any property dispositions during the year ended December 31, 2007.

Dispositions in 2006

We did not have any property dispositions during the year ended December 31, 2006.

Dispositions in 2005

Pursuant to our Operating Agreement, our Manager or its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Manager pursuant to an agreement between our Manager and Realty.

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

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs in excess of estimated receipts associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2007 is as follows:

	December 31,	Cash Payments	Change in	December 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,549,000	$(410,000)	$89,000	$1,228,000
Liabilities:
Liquidation costs	(1,614,000)	159,000	(36,000)	(1,491,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(65,000)	$(251,000)	$53,000	$(263,000)

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2006 is as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2005	(Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(654,000)	$1,651,000	$1,549,000
Liabilities:
Liquidation costs	(1,423,000)	45,000	(236,000)	(1,614,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(871,000)	$(609,000)	$1,415,000	$(65,000)

Net Assets in Liquidation

The net assets in liquidation of $5,928,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2007, would result in liquidating distributions per unit of approximately $4,364.53 for Class A, $4,152.07 for Class B and $3,977.73 for Class C. This estimate for liquidating distributions per unit includes projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.

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

We did not record any impairment losses for the period from January 1, 2005 through August 31, 2005.

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

Scheduled Lease Expirations

As of December 31, 2007, our one remaining unconsolidated property was 91.8% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expires during 2008. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2008, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes In Net Assets In Liquidation

For the Year Ended December 31, 2007

Net assets in liquidation decreased $891,000, or $149.50 per unit, during the year ended December 31, 2007. The primary reason for the decrease in our net assets was due to the payment of $400,000, or $67.11 per unit, in distributions to our unit holders in December 2007 and a decrease in the value of our one remaining unconsolidated property of $544,000, or $91.28 per unit, as a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $198,000, or $33.22 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our one remaining unconsolidated property.

For the Year Ended December 31, 2006

Net assets in liquidation decreased $1,870,000, or $313.76 per unit, during the year ended December 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, and $1,000,000, or $167.79 per unit, in distributions to our unit holders in January 2006 and October 2006, respectively, and a decrease in the value of our one remaining unconsolidated property of $785,000, or $131.71 per unit, as a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $1,415,000, or $237.42 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our one remaining unconsolidated property. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation results in an asset for estimated receipts in excess of estimated costs as of December 31, 2006.

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

Results of Operations

Our operating results are primarily comprised of income derived from our properties. Because of the adoption of our plan of liquidation all operating activity from the properties for the period from January 1, 2005 through August 31, 2005 have been reclassified to discontinued operations.

Results of operations for the period from January 1, 2005 through August 31, 2005

Period from
January 1, 2005
through
August 31, 2005

Expenses:
General and administrative	$15,000

Loss before other income (expense) and discontinued operations	(15,000)
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(3,000)
Interest income	76,000
Dividend income	—
Equity in earnings of unconsolidated real estate	373,000

Income from continuing operations before discontinued operations	431,000
Gain on sale of real estate investments	6,674,000
Income from discontinued operations — property held for sale, net	1,049,000

Net income	$8,154,000

The following is a discussion of the results of operations for the period from January 1, 2005 through August 31, 2005.

General and administrative expenses include the expenses associated with the operation of the company; however, the expenses do not include any costs of regulatory filings, as our Manager bears all such costs.

Interest expense of $3,000 is comprised of the interest expense incurred on our loan with Cunningham Lending Group, LLC, or Cunningham, a subsidiary of our Manager, and was paid off in March 2005.

Interest income of $76,000 is comprised of interest earned on cash balances in interest bearing accounts.

Equity in earnings of unconsolidated real estate of $373,000 is comprised of our pro rata share of the earnings at the Congress Center property.

Gain on sale of real estate investments of $6,674,000 was due to the gain on sale of the Bank of America Plaza West building on March 15, 2005.

Income from discontinued operations of $1,049,000 is comprised of the income for the period from January 1, 2005 through August 31, 2005 for Bank of America Plaza West and Netpark which were sold on March 15, 2005 and September 30, 2005, respectively.

As a result of the above items, net income for the period from January 1, 2005 through August 31, 2005 was $8,154,000, or $1,368.12 per basic and diluted unit.

Liquidity and Capital Resources

As of December 31, 2007, our total assets and net assets in liquidation were $6,191,000 and $5,928,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of assets pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices we will receive for the disposition of our assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our one remaining unconsolidated property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by September 30, 2008 and anticipate completing our plan of liquidation by December 31, 2008.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We paid unit holders liquidating distributions of $400,000, or $67.11 per unit, during the year ended December 31, 2007. The source for payment of these distributions was funds from operating activities. Following payment of the April 2005 monthly distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of December 31, 2007, we estimate that we will have $1,491,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,391,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of assets, and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of our one remaining unconsolidated property.

If we experience lower occupancy levels and reduced rental rates at our one remaining unconsolidated property, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs at our one remaining unconsolidated property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Cash Flows

For the period from January 1, 2005 through August 31, 2005

Cash flows provided by operating activities for the period from January 1, 2005 through August 31, 2005 was $3,378,000.

Cash flows provided by investing activities for the period from January 1, 2005 through August 31, 2005 was $22,977,000. The source of cash in 2005 was primarily due to the proceeds from the sale of Bank of America Plaza West on March 15, 2005.

Cash flows used in financing activities for the period from January 1, 2005 through August 31, 2005 was $22,334,000. The use of cash was primarily due to the payoff of the mortgage loan in conjunction with the sale of Bank of America Plaza West on March 15, 2005. In addition, net cash distributions paid in the period from January 1, 2005 through August 31, 2005 were $13,056,000.

As a result of the above, cash and cash equivalents for the period from January 1, 2005 through August 31, 2005 was $5,088,000.

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we own and our ability to obtain debt financing from third parties, including, without limitation Cunningham. We derive substantially all of our revenues from tenants under leases at our one remaining unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of December 31, 2007, our primary source of capital is distributions from our one remaining unconsolidated property.

The primary uses of cash are to fund liquidating distributions to our unit holders and for debt service. We may also regularly require capital to invest in our one remaining unconsolidated property in connection with routine capital improvements, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our one remaining unconsolidated property.

Financing

As of December 31, 2007 and 2006, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of December 31, 2007 that are held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space in as a result of the lease termination on January 1, 2008, however, our failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

We believe that our net cash provided by operating activities and net proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during the next nine months from December 31, 2007.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,101,000 and $97,308,000 as of December 31, 2007 and 2006, respectively. Our share of the mortgage debt was $11,801,000 and $11,949,000 as of December 31, 2007 and 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of December 31, 2007		As of December 31, 2006
		Mortgage	NNN 2002 Value	Mortgage	NNN 2002 Value
	Ownership	Debt	Fund, LLC’s	Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$96,101,000	$11,801,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2007, the Congress Center property was in compliance with all such covenants.

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

Debt Service Requirements

As of December 31, 2007, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2007, all consolidated contractual obligations have been repaid in full.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Subsequent Events

Unconsolidated Debt Due to Related Parties

On February 1, 2008, the Congress Center property, of which we own 12.3%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31,

2007, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.

See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

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

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s chief executive officer and financial reporting manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s chief executive officer and financial reporting manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.  The management of our Manager is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of our Manager, including our Manager’s chief executive officer and financial reporting manager, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of March 11, 2008, we have no directors or executive officers.

Executive Officers of Our Manager

We are managed by Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, or our Manager, and the executive officers and employees of our Manager provide services to us pursuant to the terms of an operating agreement, or the Operating Agreement.

Our Manager shall remain our Manager until (i) we are dissolved, (ii) removed “for cause” by a majority vote of our unit holders, or (iii) our Manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:

•	gross negligence or fraud of our Manager;

•	willful misconduct or willful breach of the Operating Agreement by our Manager; or

•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due.

The following table and biographical descriptions set forth information with respect to our Manager’s executive officers and Financial Reporting Manager, as of March 11, 2008.

Name	Age	Position	Term of Office

Scott D. Peters	50	Chief Executive Officer	Since 2006
Francene LaPoint	42	Chief Financial Officer	Since 2006
Andrea R. Biller	58	General Counsel and Executive Vice	Since 2003
		President	Since 2007
Jeffrey T. Hanson	37	President and Chief Investment Officer	Since 2006
Richard T. Hutton, Jr.	56	Executive Vice President	Since 2003
Talle A. Voorhies	60	Executive Vice President and Secretary	Since 1998
Courtney A. Brower	29	Financial Reporting Manager	Since 2004

There are no family relationships between any executive officers.

Scott D. Peters has served as the Chief Executive Officer of our Manager since November 2006, having served as our Manager’s Executive Vice President and Chief Financial Officer from September 2004 to October 2006. He has also served as Chief Executive Officer, President and a director of NNN Realty Advisors, since its formation in September 2006 and as its Chairman of the Board since December 2007. Mr. Peters has also served as the Chief Executive Officer, President and a director of Grubb & Ellis since December 2007. From December 2005 to January 2008, Mr. Peters served as the Chief Executive Officer and President of G REIT, Inc., having previously served as its Executive Vice President and Chief Financial Officer since September 2004. Mr. Peters has also served as the Executive Vice President and Chief Financial Officer of T REIT, Inc. from September 2004 to December 2006 and as a director and Executive Vice President of Grubb & Ellis Apartment REIT, Inc. since April 2007 and January 2006, respectively. Mr. Peters has also served as Grubb & Ellis Healthcare REIT, Inc.’s Chief Executive Officer since April 2006, President since June 2007 and Chairman of the Board since July 2006. From February 1997 to February 2007, Mr. Peters served as Senior Vice President, Chief Financial Officer and a director of Golf Trust of America, Inc., a publicly traded real estate investment trust. Mr. Peters received his B.B.A. degree in Accounting and Finance from Kent State University in Ohio.

Francene LaPoint has served as the Chief Financial Officer of our Manager since November 2006 having served as its Executive Vice President and Controller since July 2004. She has also served as the Chief Financial Officer of NNN Realty Advisors since September 2006 and as a director since December 2007. Ms. LaPoint has also served as the Executive Vice President, Accounting and Finance, of Grubb & Ellis since December 2007. Ms. LaPoint has also served as Chief Financial Officer of Realty since March 2007.

Ms. LaPoint served as Senior Vice President and Corporate Controller of Hawthorne Savings, FSB (Hawthorne Financial Corporation), a publicly traded financial institution, from June 1999 to June 2004. Ms. LaPoint obtained her license to be a Certified Public Accountant while working for PricewaterhouseCoopers from January 1996 to June 1999. She graduated from California State University, Fullerton with a B.A. degree in Business Administration — Accounting Concentration and is a member of the American Institute of Certified Public Accountants.

Andrea R. Biller, has served as the Executive Vice President of our Manager since January 2007 and its General Counsel since March 2003. Ms. Biller has also served as the General Counsel, Executive Vice President and Secretary of NNN Realty Advisors since its formation in September 2006 and as a director since December 2007. She has also served as the General Counsel, Executive Vice President and Secretary of Grubb & Ellis since December 2007. Ms. Biller has also served as Executive Vice President and Secretary of Grubb & Ellis Healthcare REIT, Inc. since April 2006. Ms. Biller has also served as the Secretary and Executive Vice President of G REIT, Inc. from June 2004 to January 2008 and December 2005 to January 2008, respectively, the Secretary of T REIT, Inc. from May 2004 to July 2007 and the Secretary of Grubb & Ellis Apartment REIT, Inc. since January 2006. Ms. Biller practiced as a private attorney specializing in securities and corporate law from 1990 to 1995 and 2000 to 2002. She practiced at the SEC from 1995 to 2000, including two years as special counsel for the Division of Corporation Finance. Ms. Biller earned a B.A. degree in Psychology from Washington University, an M.A. degree in Psychology from Glassboro State University in New Jersey and a J.D. degree from George Mason University School of Law in Virginia in 1990. Ms. Biller is a member of the California, Virginia and the District of Columbia State Bar Associations.

Jeffrey T. Hanson has served as the President and Chief Investment Officer of our Manager since December 2007 and January 2007, respectively. He has also served as the Chief Investment Officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the Executive Vice President, Investment Programs, of Grubb & Ellis since December 2007. Mr. Hanson has also served as the President and Chief Executive Officer of Realty since July 2006 and as its Chairman of the Board of Directors since April 2007. Mr. Hanson’s responsibilities include managing the company’s real estate portfolio and directing acquisitions and dispositions nationally for the company’s public and private real estate programs. Mr. Hanson has also served as the Chief Investment Officer of NNN Realty Advisors since its formation. From 1996 to July 2006, Mr. Hanson served as Senior Vice President with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office. During this period with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson earned a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

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

Talle A. Voorhies has served as an Executive Vice President and Secretary of our Manager since 1998. She also served as our Manager’s Executive Vice President from April 1998 to December 2001, when she became Chief Operating Officer. Ms. Voorhies served as Executive Vice President from April 1998 through February 2005 and Financial Principal from April 1998 through November 2004 of Grubb & Ellis Securities, Inc., the dealer manager of our offering. Ms. Voorhies is Director of our Manager’s investor services department. She holds Series 22, 7, 24 and 27 licenses as a member of The Financial Industry Regulatory Authority (FINRA). Ms. Voorhies has also served as Vice President of G REIT, Inc. since December 2001 to January 2008. From December 1987 to January 1999, Ms. Voorhies worked with the TMP Group, Inc., where she served as Chief Administrative Officer and Vice President of broker-dealer relations.

Courtney A. Brower has served as a Financial Reporting Manager for our Manager since July 2004. Ms. Brower has also served as the Chief Accounting Officer of G REIT, Inc. since January 2006 to January 2008, the Chief Accounting Officer of T REIT, Inc. since December 2006 to July 2007, and as a Senior REIT Accountant for our Manager from October 2003 to July 2004. From September 2001 to October 2003, Ms. Brower gained public accounting experience while employed at Deloitte & Touche, LLP. Ms. Brower is a Certified Public Accountant and received her B.A. degree in Business-Economics with a minor in Accounting from the University of California, Los Angeles.

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

Code of Ethics

Since we have no officers, directors or employees, we do not have our own code of ethics. Grubb & Ellis has a code of ethics that is applicable to employees of our Manager.

Item 11.	Executive Compensation.

Executive and Director Compensation

We are managed by our Manager and we have no directors or executive officers to whom we pay compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

PRINCIPAL UNIT HOLDERS

The following table shows, as of March 11, 2008, the number and percentage of units owned by

•	each person who is known to us to hold more than 5.0% interest in us; and

•	our Manager’s executive officers and financial reporting manager as a group.

	Beneficially	Percentage of
	Owned No.	Outstanding
Name	of Units	Units

Our Manager(1)	None	0.0%
Our Manager’s executive officers and financial reporting manager as a group(2) (7 persons)	None	0.0%

(1)	The address for our Manager is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

(2)	We have no directors or executive officers.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2007, 2006 and 2005.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2007, 2006 and 2005, we incurred $13,000, $5,000, and $45,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity”. Our Manager did not receive any such distributions for the years ended December 31, 2007, 2006 and 2005. Based on the valuation of our portfolio as of December 31, 2007 and 2006, we have reserved for an estimated distribution to our Manager of $1,391,000 and $1,513,000, respectively.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross revenue of the properties. For the years ended December 31, 2007, 2006, and 2005, we incurred $0, $0 and $477,000, respectively, to Realty, for property management fees.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2007, 2006, and 2005, we incurred $0, $0 and $86,000, respectively, to Realty, for lease commissions.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the years ended December 31, 2007, 2006 and 2005.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2007, 2006, and 2005, we incurred $0, $0 and $1,280,000, respectively, to Realty, for real estate disposition fees.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the years ended December 31, 2007, 2006 and 2005.

Selling Commissions

Pursuant to the Private Placement Memorandum, Grubb & Ellis Securities, Inc., which was wholly owned by the former Chairman of our Manager, Anthony W. Thompson, during the period of our offering, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, all of which are reallowed to the broker-dealer selling group. Grubb & Ellis Securities, Inc. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, Grubb & Ellis Securities, Inc. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1.0% of the gross proceeds which it did not reallow to other members of the selling group. We did not incur selling commissions Grubb & Ellis Securities, Inc. for the years ended December 31, 2007, 2006 and 2005.

Manager’s Ownership Interest in the Company

As of December 31, 2007 and 2006, our Manager and its executive officers did not own any units in us.

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

Deloitte & Touche, LLP, has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2007, 2006 and 2005.

Our Manager, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2007 and 2006:

The following table lists the fees for services rendered by our independent auditors for 2007 and 2006:

Services	2007	2006

Audit Fees(1)	$123,000	$180,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees	—	—

Total	$123,000	$180,000

(1)	Audit fees billed in 2007 and 2006 consisted of audit of our annual financial statements, acquisition audits, reviews of our quarterly financial statements, and statutory and regulatory audits, consents and other services related to filings with the SEC.

(2)	Audit-related fees billed in 2007 and 2006 consisted of financial accounting and reporting consultations.

(3)	Tax services consist of tax compliance and tax planning and advice.

Our Manager preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minims exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules for the year ended December 31, 2007 are submitted herewith:

Page

Valuation and Qualifying Accounts (Schedule II)	67

All schedules other than the ones listed above have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.

(b) Exhibits:

See item 15(a)(3) above.

(c) Financial Statement Schedules:

Page

Valuation and Qualifying Accounts (Schedule II)	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2002 Value Fund, LLC

We have audited the accompanying consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2007 and 2006, and for the period from August 31, 2005 through December 31, 2005. In addition, we have audited the related consolidated statements of operations, unit holders’ equity and cash flows for the period from January 1, 2005 through August 31, 2005. Our audits also includes the consolidated financial statement schedule listed in the index to the consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2007 and 2006, and for the period from August 31, 2005 through December 31, 2005 applied on the basis described in the preceding paragraph and the results of their operations and their cash flows for the period from January 1, 2005 through August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 10, 2008

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2007 and 2006

	As of December 31,
	2007	2006

ASSETS
Investment in unconsolidated real estate	$5,931,000	$6,476,000
Cash and cash equivalents	260,000	408,000

Total assets	6,191,000	6,884,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	263,000	65,000

Total liabilities	263,000	65,000

Net assets in liquidation	$5,928,000	$6,819,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Year Ended December 31, 2007 and 2006, and
the period from August 31, 2005 through December 31, 2005

			Period from
			August 31, 2005
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2005

Net assets in liquidation, beginning of period	$6,819,000	$8,689,000	$24,845,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	144,000	45,000	216,000
Distributions received from unconsolidated property	(395,000)	(654,000)	(218,000)
Change in estimated costs in excess of receipts during liquidation	53,000	1,415,000	(650,000)

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	(198,000)	806,000	(652,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(544,000)	(785,000)	494,000
Change in assets and liabilities due to activity in the reserve for estimated costs in excess of estimated receipts during liquidation	251,000	609,000	2,000

Net (decrease) increase in fair value	(293,000)	(176,000)	496,000

Distributions to unit holders	(400,000)	(2,500,000)	(16,000,000)

Change in net assets in liquidation	(891,000)	(1,870,000)	(16,156,000)

Net assets in liquidation, end of period	$5,928,000	$6,819,000	$8,689,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005

Period from
January 1, 2005
through
August 31, 2005

Expenses:
General and administrative	$15,000

Loss before other income and discontinued operations	(15,000)
Other (expense) income:
Interest expense	(3,000)
Interest income	76,000
Other income	—
Equity in earnings of unconsolidated real estate	373,000

Income from continuing operations	431,000
Discontinued operations:
Gain on sale on real estate	6,674,000
Income from discontinued operations	1,049,000

Net income	$8,154,000

Net income per unit:
Continuing operations — basic and diluted	$72.31
Discontinued operations — basic and diluted	1,295.81

Total net income per unit — basic and diluted	$1,368.12

Weighted-average number of units outstanding — basic and diluted	5,960

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENT OF UNIT HOLDERS’ EQUITY
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

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
For the Period from January 1, 2005 through August 31, 2005

Period from
January 1, 2005
through
August 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,154,000
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate	(6,674,000)
Depreciation and amortization (including deferred financing costs, above/below market leases and deferred rent) — continuing and discontinued operations	456,000
Swap collar interest	191,000
Distributions received in excess of equity in earnings of unconsolidated property	63,000
Minority interests	1,083,000
Change in operating assets and liabilities:
Accounts receivable, including receivables from related parties	(37,000)
Other assets	(377,000)
Accounts payable and accrued liabilities	519,000
Security deposits and prepaid rent	—

Net cash provided by operating activities	3,378,000

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate operating property	22,802,000
Capital expenditures	(73,000)
Restricted cash	248,000

Net cash provided by investing activities	22,977,000

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages payable and notes payable to related party	(9,606,000)
Borrowings on mortgages payable	980,000
Borrowings from related party	—
Distributions	(13,056,000)
Distributions to minority interests	(652,000)
Contributions from minority interests	—

Net cash used in financing activities	(22,334,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,021,000
CASH AND CASH EQUIVALENTS — beginning of period	1,067,000

CASH AND CASH EQUIVALENTS — end of period	$5,088,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,503,000

Income taxes	$8,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005

1.	Organization and Description of Business

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties for approximately three to five years after the acquisition thereof. As of December 31, 2007, we owned an interest in one unconsolidated property.

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC) or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. As a result, our Manager is managed by executive officers appointed by the board of directors of NNN Realty Advisors and is no longer managed by a board of managers.

On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc., respectively.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property as of September 30, 2008 and anticipate completing our plan of liquidation by December 31, 2008. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

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

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying consolidated statements of net assets. The net assets represent the

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of December 31, 2007 and 2006, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2007, we have an interest in one remaining unconsolidated property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

As of December 31, 2007, we had no consolidated properties, however, five of our tenants at Congress Center, our one remaining unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2007, as follows:

		Percentage of	Square	Lease
	2007 Annual	2007 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximately)	Date

Homeland Security	$3,408,000	25.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,028,000	15.3%	90,000	Dec. 2013
US Treasury	$1,614,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,513,000	11.4%	67,000	Jan. 2008	(2)

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

As of December 31, 2006, we had no consolidated properties, however, five of our tenants at Congress Center, our one remaining unconsolidated property, accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2006, as follows:

		Percentage of	Square	Lease
	2006 Annual	2006 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximately)	Date

Homeland Security	$3,344,000	25.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,320,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc.	$1,994,000	15.3%	90,000	Dec. 2013
US Treasury	$1,582,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,488,000	11.4%	67,000	Jan. 2008 (2)

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2006.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

We did not record any impairment losses for the period from January 1, 2005 through August 31, 2005.

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

Per Unit Data

Prior to the adoption of our plan of liquidation, we reported earnings per unit pursuant to SFAS No. 128, Earnings Per Share. Basic earnings (loss) per unit attributable for all periods presented are computed by dividing the net income (loss) by the weighted-average number of units outstanding during the period. Diluted earnings (loss) per unit are computed based on the weighted-average number of units and all potentially dilutive securities, if any. We do not have any dilutive securities as of August 31, 2005.

Net income per unit is calculated as follows:

Period from
January 1, 2005
through
August 31, 2005

Income from continuing operations	$431,000
Income from discontinued operations	7,723,000

Net income	$8,154,000

Net income per unit:
Continuing operations — basic and diluted	$72.31
Discontinued operations — basic and diluted	1,295.81

Total net income per unit — basic and diluted	$1,368.12

Weighted-average number of units outstanding — basic and diluted	5,960

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, or FIN No. 47. FIN No. 47 clarifies guidance provided in FASB Statement No. 143, Accounting for Asset Retirement Obligations. The term asset retirement obligation refers to

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Entities are required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective as of the end of the first fiscal year ending after December 15, 2005. The adoption did not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. SFAS No. 157 did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

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
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

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

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2007 is as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2006	(Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,549,000	$(410,000)	$89,000	$1,228,000
Liabilities:
Liquidation costs	(1,614,000)	159,000	(36,000)	(1,491,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(65,000)	$(251,000)	$53,000	$(263,000)

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2006 is as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2005	(Receipts)	Estimates	2006

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$552,000	$(654,000)	$1,651,000	$1,549,000
Liabilities:
Liquidation costs	(1,423,000)	45,000	(236,000)	(1,614,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(871,000)	$(609,000)	$1,415,000	$(65,000)

4.	Net Assets in Liquidation

Net assets in liquidation decreased $891,000, or $149.50 per unit, during the year ended December 31, 2007. The primary reason for the decrease in our net assets was due to the payment of $400,000, or $67.11 per unit, in distributions to our unit holders in December 2007 and a decrease in the value of our one remaining unconsolidated property of $544,000, or $91.28 per unit, as a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $198,000, or $33.22 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our one remaining unconsolidated property.

Net assets in liquidation decreased $1,870,000, or $313.76 per unit, during the year ended December 31, 2006. The primary reason for the decrease in our net assets was due to the payment of $1,500,000, or $251.68 per unit, and $1,000,000, or $167.79 per unit, in distributions to our unit holders in January 2006 and October 2006, respectively, and a decrease in the value of our one remaining unconsolidated property of $785,000, or $131.71 per unit, as a result of a decrease in the anticipated sales price offset by a decrease in estimated costs

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

in excess of estimated receipts during liquidation of $1,415,000, or $237.42 per unit, as a result of a change in estimate primarily due to the change in the projected sales date of our one remaining unconsolidated property.

The net assets in liquidation of $5,928,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2007 would result in liquidating distributions per unit of approximately $4,364.53 for Class A, $4,152.07 for Class B and $3,977.73 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of December 31, 2007 and 2006, our real estate investment is comprised of one investment in an unconsolidated property.

Investment in Unconsolidated Real Estate

Prior to the adoption of our plan of liquidation, investment in unconsolidated real estate consisted of our investment in Congress Center, LLC, of which we own 12.3%, and was accounted for under the equity method. Under the liquidation basis of accounting our investment in unconsolidated real estate is recorded at fair value.

The summarized condensed combined historical financial information of our investment in unconsolidated real estate for the period from January 1, 2005 through August 31, 2005 is as follows:

Period from
January 1, 2005
through
August 31, 2005

Revenues	$12,379,000
Rental and other expenses	9,337,000

Net income	$3,042,000

Our equity in earnings	$373,000

Dispositions in 2007

We did not have any property dispositions during the year ended December 31, 2007.

Dispositions in 2006

We did not have any property dispositions during the year ended December 31, 2006.

Dispositions in 2005

Pursuant to our Operating Agreement, our Manager of its affiliate is entitled to a property disposition fee in connection with our disposition of properties. Certain disposition fees paid to Realty were passed through to our Manager pursuant to an agreement between our Manager and Realty.

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
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

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

There are three classes of units with different rights with respect to distributions. As of December 31, 2007 and 2006, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the years ended December 31, 2007, 2006 and 2005.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the years ended December 31, 2007, 2006 and 2005, distributions of $400,000, $2,500,000 and $28,844,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

Following the payment of the April 2005 monthly distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions the payment of monthly distributions. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2007, 2006 and 2005.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2007, 2006 and 2005, we incurred $13,000, $5,000, and $45,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity”. Our Manager did not receive any such distributions for the years ended December 31, 2007, 2006 and 2005. Based on the valuation of our portfolio as of December 31, 2007 and 2006, we have reserved for an estimated distribution to our Manager of $1,391,000 and $1,513,000, respectively.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross receipts of revenue of the properties. For the years ended December 31, 2007, 2006, and 2005, we incurred $0, $0 and $477,000, respectively, to Realty, for property management fees.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2007, 2006, and 2005, we incurred $0, $0 and $86,000, respectively, to Realty, for lease commissions.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the years ended December 31, 2007, 2006 and 2005.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2007, 2006, and 2005, we incurred $0, $0 and $1,280,000, respectively, to Realty, for real estate disposition fees.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the years ended December 31, 2007, 2006 and 2005.

Selling Commissions

Pursuant to the Private Placement Memorandum, Grubb & Ellis Securities, Inc., which was wholly owned by the former Chairman of our Manager, Anthony W. Thompson, during the period of our offering, received selling commissions of up to 8.0% of the gross proceeds from the Private Placement, all of which are reallowed to the broker-dealer selling group. Grubb & Ellis Securities, Inc. also received a nonaccountable marketing and due diligence allowance in the amount of 1.5% of the gross proceeds, which it could reallow to other members of the selling group on an accountable basis. In addition, Grubb & Ellis Securities, Inc. received a nonaccountable marketing and due diligence expense allowance for serving as the managing broker dealer in the amount of 1.0% of the gross proceeds which it did not reallow to other members of the selling group. We did not incur selling commissions to Grubb & Ellis Securities, Inc. for the years ended December 31, 2007, 2006 and 2005.

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

Our Manager is engaged in settlement negotiations with the SEC staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC staff must be approved by the Commission. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

Litigation

Neither we nor our one remaining unconsolidated property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Environmental Matters

We follow the policy of monitoring our one remaining unconsolidated property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to our one remaining unconsolidated property that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $96,101,000 and $97,308,000 as of December 31, 2007 and 2006, respectively. Our share of the mortgage debt was $11,801,000 and $11,949,000 as of December 31, 2007 and 2006, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of December 31, 2007		As of December 31, 2006
		Mortgage	NNN 2002 Value	Mortgage	NNN 2002 Value
	Ownership	Debt	Fund, LLC’s	Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$96,101,000	$11,801,000	$97,308,000	$11,949,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2007, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2007, we have advanced $112,000 to the

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space in as a result of the lease termination on January 1, 2008, however, our failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

9.	Discontinued Operations — Property Held for Sale

Prior to the adoption of our plan of liquidation, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the net income and the net gain on dispositions of operating properties sold or classified as held for sale are reflected in the condensed consolidated statement of operations as discontinued operations for all periods presented. In accordance with our plan of liquidation, all of our consolidated operating properties for all periods presented are considered discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations for the period from January 1, 2005 through August 31, 2005:

Period from
January 1, 2005
through
August 31, 2005

Rental income	$7,231,000
Rental expenses	(3,152,000)
Depreciation and amortization	(495,000)

Income before interest, other income and expense and minority interest	3,584,000
Other income (expense):
Interest expense (including amortization of deferred financing costs)	(1,517,000)
Other income	65,000
Minority interests	(1,083,000)

Income from discontinued operations	1,049,000
Gain on sale of real estate	6,674,000

$7,723,000

10.	Selected Quarterly Financial Data (Unaudited)

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2007, 2006 and 2005-(Continued)

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Net assets in liquidation, beginning of period	$6,703,000	$6,877,000	$6,803,000	$6,819,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	172,000	(303,000)	2,000	(69,000)
Net (decrease) increase in fair value	(547,000)	129,000	72,000	53,000
Liquidating distributions to unit holders	(400,000)	—	—	—

Change in net assets in liquidation	(775,000)	(174,000)	74,000	(16,000)

Net assets in liquidation, end of period	$5,928,000	$6,703,000	$6,877,000	$6,803,000

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Net assets in liquidation, beginning of period	$7,921,000	$7,709,000	$7,257,000	$8,689,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	524,000	48,000	324,000	(90,000)
Net (decrease) increase in fair value	(626,000)	164,000	128,000	158,000
Liquidating distributions to unit holders	(1,000,000)	—	—	(1,500,000)

Change in net assets in liquidation	(1,102,000)	212,000	452,000	(1,432,000)

Net assets in liquidation, end of period	$6,819,000	$7,921,000	$7,709,000	$7,257,000

11.	Subsequent Event

On February 1, 2008, the Congress Center property, of which we own 12.3%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provides for a maturity date of July 31, 2008, bears interest at a fixed rate of 7.64% per annum and requires monthly interest-only payments for the term of the unsecured note.

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

NNN 2002 Value Fund, LLC
(Registrant)

By: Grubb & Ellis Realty Investors, LLC, its Manager

March 11, 2008 Date	/s/ Scott D. Peters Scott D. Peters Chief Executive Officer Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

March 11, 2008 Date	/s/ Courtney A. Brower Courtney A. Brower Financial Reporting Manager Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2007 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.		Description

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by unit holders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference)
3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002. (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)
21	.1*	Subsidiaries of NNN 2002 Value Fund, LLC
31	.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.