Form 10-Q
period 2008-03-31
NNN 2002 VALUE FUND LLC
filed 2008-05-06
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	75-3060438 (I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of May 6, 2008, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2008 (Unaudited) and 2007 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
SIGNATURES		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of March 31, 2008 (Unaudited) and December 31, 2007 (Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Investment in unconsolidated real estate	$5,970,000	$5,931,000
Cash and cash equivalents	345,000	260,000

Total assets	6,315,000	6,191,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	345,000	263,000

Total liabilities	345,000	263,000

Commitments and contingencies (Note 8)
Net assets in liquidation	$5,970,000	$5,928,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2008 (Unaudited) and 2007 (Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net assets in liquidation, beginning of period	$5,928,000	$6,819,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	1,000	122,000
Distributions received from unconsolidated property	(86,000)	(137,000)
Change in estimated costs in excess of estimated receipts during liquidation	3,000	(54,000)

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	(82,000)	(69,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	39,000	38,000
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	85,000	15,000

Net increase in fair value	124,000	53,000

Change in net assets in liquidation	42,000	(16,000)

Net assets in liquidation, end of period	$5,970,000	$6,803,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of March 31, 2008, we owned an interest in one unconsolidated property.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by December 31, 2008 and anticipate completing our plan of liquidation by March 31, 2009. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

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

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K, as filed with the SEC.

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

Liquidation Basis of Accounting

As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sales date of the asset. Due to the uncertainty in the timing of the anticipated sales date and the cash flows there from, results of operations may differ materially from amounts estimated. These amounts are presented in the accompanying interim unaudited condensed consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our interim unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our interim unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our interim unaudited condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	Reserve for Estimated Costs in Excess of Estimated Receipts During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that our costs of liquidation will be in excess of our operating cash inflows from our one remaining unconsolidated property, and have therefore recorded a reserve for this excess of costs over operating cash inflows. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of our one remaining unconsolidated property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2008 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2007	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from unconsolidated operating activities	$1,228,000	$(87,000)	$41,000	$1,182,000
Liabilities:
Liquidation costs	(1,491,000)	2,000	(38,000)	(1,527,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(263,000)	$(85,000)	$3,000	$(345,000)

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2007 is as follows:

	December 31,	Cash Payments	Change in	March 31,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,549,000	$(137,000)	$54,000	$1,466,000
Liabilities:
Liquidation costs	(1,614,000)	122,000	(108,000)	(1,600,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(65,000)	$(15,000)	$(54,000)	$(134,000)

4.	Net Assets in Liquidation

Net assets in liquidation increased by $42,000, or $7.05 per unit, during the three months ended March 31, 2008. The primary reason for the increase in our net assets was due to an increase in the liquidation value of $39,000, or $6.54 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property and an increase in cash of $85,000, or $14.26 per unit, primarily as a result of distributions received from our one remaining unconsolidated property, offset by an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $82,000, or $13.76 per unit, as a result of changes in estimates of net cash flows due to the extension of the anticipated sales date of our one remaining unconsolidated property.

Net assets in liquidation decreased $16,000, or $2.68 per unit, during the three months ended March 31, 2007. The primary reasons for the decrease in our net assets was due to the increase in estimated costs in excess of estimated receipts during liquidation of $69,000, or $11.58 per unit, as a result of changes in

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

estimates of net inflows from our one remaining unconsolidated property, offset by the increase in the liquidation value of $38,000, or $6.38 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property.

The net assets in liquidation of $5,970,000 as of March 31, 2008 plus liquidating distributions to our unit holders of $18,900,000 through March 31, 2008 would result in liquidating distributions to our unit holders per unit of approximately $4,371.84 for Class A, $4,158.94 for Class B and $3,984.18 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of March 31, 2008 and December 31, 2007, our real estate investment is comprised of one investment in an unconsolidated property.

6.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of March 31, 2008 and December 31, 2007, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three months ended March 31, 2008 and 2007.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

There were no distributions declared during the three months ended March 31, 2008 and 2007. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7.	Related Party Transactions

The Operating Agreement

Pursuant to the Operating Agreement, our Manager or its affiliates are entitled to receive the following payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity.

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three months ended March 31, 2008 and 2007.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the three months ended March 31, 2008 and 2007, we incurred $0 and $10,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three months ended March 31, 2008 and 2007. Based on the valuation of our portfolio as of March 31, 2008 and December 31, 2007, we have reserved an estimated distribution to our Manager of $1,401,000 and $1,391,000, respectively, which is included in the reserve for estimated costs in excess of estimated receipts during liquidation in our interim unaudited condensed consolidated statement of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. Realty did not incur and, therefore, was not reimbursed for property management fees for the three months ended March 31, 2008 and 2007.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. Neither Realty or its affiliates incurred and, therefore, were not reimbursed for lease commissions for the three months ended March 31, 2008 and 2007.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the three months ended March 31, 2008 and 2007.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. Realty did not incur and, therefore, was not reimbursed for, any real estate disposition fees for the three months ended March 31, 2008 and 2007.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the three months ended March 31, 2008 and 2007.

8.	Commitments and Contingencies

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $95,785,000 and $96,101,000 as of March 31, 2008 and December 31, 2007, respectively. Our share of the mortgage debt was $11,762,000 and $11,801,000 as of March 31, 2008 and December 31, 2007, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of March 31, 2008		As of December 31, 2007
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$95,785,000	$11,762,000	$96,101,000	$11,801,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of March 31, 2008, the Congress Center property was in compliance with all such covenants.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

Unconsolidated Debt Due to Related Party

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

9.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of March 31, 2008 and December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of March 31, 2008, we had an unconsolidated investment in one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2008, we had no consolidated properties, however four of our tenants at our one remaining unconsolidated property accounted for 10.0% or more of our aggregate annual rental income for the three months ended March 31, 2008, as follows:

		Percentage of		Square	Lease
	2008 Annual	2008 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,408,000	28.4%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,421,000	20.2%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.3%	Congress Center	91,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,645,000	13.7%	Congress Center	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2008.

As of March 31, 2007, we had no consolidated properties, however five of our tenants at our one remaining unconsolidated property accounted for 10.0% or more of the aggregate annual rental income at that property for the three months ended March 31, 2007, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Homeland Security	$3,344,000	25.2%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,371,000	17.9%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	15.4%	Congress Center	90,000	Dec. 2013
Alcohol, Tobacco and Firearms	$1,614,000	12.2%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(2)	$1,513,000	11.4%	Congress Center	67,000	Jan. 2008	(2)

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2007.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2008 and December 31, 2007 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2008 and 2007 (liquidation basis).

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by December 31, 2008 and anticipate completing our plan of liquidation by March 31, 2009. As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

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

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K, as filed with the SEC.

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

Scheduled Lease Expirations

As of March 31, 2008, our one remaining unconsolidated property was 78.9% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expires during 2008. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

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

Changes in Net Assets in Liquidation

Three Months Ended March 31, 2008 and 2007

Net assets in liquidation increased by $42,000, or $7.05 per unit, during the three months ended March 31, 2008. The primary reason for the increase in our net assets was due to an increase in the liquidation value of $39,000, or $6.54 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property and an increase in cash of $85,000, or $14.26 per unit, primarily as a result of distributions received from our one remaining unconsolidated property, offset by an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $82,000, or $13.76 per unit, as a result of changes in estimates of net cash flows due to the extension of the anticipated sales date of our one remaining unconsolidated property.

Net assets in liquidation decreased $16,000, or $2.68 per unit, during the three months ended March 31, 2007. The primary reasons for the decrease in our net assets was due to the increase in estimated costs in excess of estimated receipts during liquidation of $69,000, or $11.58 per unit, as a result of changes in estimates of net inflows from our one remaining unconsolidated property, offset by the increase in the liquidation value of $38,000, or $6.38 per unit, from our one remaining unconsolidated property as a result of the principal payments made on the mortgage loan of our one remaining unconsolidated property.

The net assets in liquidation of $5,970,000 as of March 31, 2008 plus liquidating distributions to our unit holders of $18,900,000 through March 31, 2008 would result in liquidating distributions to our unit holders per unit of approximately $4,371.84 for Class A, $4,158.94 for Class B and $3,984.18 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of March 31, 2008, our total assets and net assets in liquidation were $6,315,000 and $5,970,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our one remaining unconsolidated property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our one remaining unconsolidated property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our interest in our one remaining unconsolidated property by December 31, 2008 and anticipate completing our plan of liquidation by March 31, 2009.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the three months ended March 31, 2008. Following payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of March 31, 2008, we estimate that we will have $1,527,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,401,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. We currently derive substantially all of our revenues from tenants under leases at our one remaining unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of March 31, 2008, our primary source of capital is distributions from our one remaining unconsolidated property.

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

Financing

As of March 31, 2008 and December 31, 2007, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of March 31, 2008 and December 31, 2007 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

We believe that our net cash provided by operating activities and net proceeds from the sale of our one remaining unconsolidated property will together provide sufficient liquidity to meet our cash needs during the next 12 months from March 31, 2008.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $95,785,000 and $96,101,000 as of March 31, 2008 and December 31, 2007, respectively. Our share of the mortgage debt was $11,762,000 and $11,801,000 as of March 31, 2008 and December 31, 2007, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of March 31, 2008		As of December 31, 2007
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$95,785,000	$11,762,000	$96,101,000	$11,801,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of March 31, 2008, the Congress Center property was in compliance with all such covenants.

Unconsolidated Debt Due to Related Party

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

Debt Service Requirements

As of March 31, 2008, all consolidated debt has been repaid in full.

Contractual Obligations

As of March 31, 2008, all consolidated contractual obligations have been repaid in full.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurement, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our interim unaudited condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our interim unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our interim unaudited condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of March 31, 2008, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk.

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

As of March 31, 2008, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s chief executive officer and financial reporting manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s chief executive officer and financial reporting manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

Item 1.	Legal Proceedings.

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC has requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

Our Manager is engaged in settlement negotiations with the SEC Staff regarding this matter. Based on these negotiations, our Manager believes that the conclusion to this matter will not result in a material adverse effect to its results of operations, financial condition or ability to manage our business. The settlement negotiations are continuing, and any settlement negotiated with the SEC Staff must be approved by the Commissioners. Since the matter is not concluded, it remains subject to the risk that the SEC may seek additional remedies, including substantial fines and injunctive relief against our Manager that, if obtained, could harm our Manager’s ability to perform its duties to us. The matters that are the subject of this investigation could also give rise to claims against our Manager by investors in its existing real estate investment programs which could adversely affect our Manager’s performance to us. At this time, we cannot assess how or when the outcome of this matter will be ultimately determined and its impact on us. Therefore, at this time, we have not accrued any loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies.

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

There were no other material changes from risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC.

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

NNN 2002 Value Fund, LLC (Registrant)
By: Grubb & Ellis Realty Investors, LLC, its Manager

May 6, 2008 Date	/s/ Scott D. Peters Scott D. Peters Chief Executive Officer Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

May 6, 2008 Date	/s/ Courtney A. Brower Courtney A. Brower Financial Reporting Manager Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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