Form 10-Q
period 2008-06-30
NNN 2002 VALUE FUND LLC
filed 2008-08-14
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Yes ☐  No ☑

As of August 14, 2008, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2008 (Unaudited) and December 31, 2007 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2008 (Unaudited) and 2007 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of June 30, 2008 (Unaudited) and December 31, 2007 (Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Investment in unconsolidated real estate	$5,268,000	$5,931,000
Cash and cash equivalents	391,000	260,000

Total assets	5,659,000	6,191,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	116,000	263,000

Total liabilities	116,000	263,000

Commitments and contingencies (Note 8)

Net assets in liquidation	$5,543,000	$5,928,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2008 (Unaudited) and 2007 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net assets in liquidation, beginning of period	$5,970,000	$6,803,000	$5,928,000	$6,819,000

Changes in net assets in liquidation:
Changes to reserve for estimated costs in excess of estimated receipts during liquidation:
Operating loss	41,000	50,000	42,000	172,000
Distributions received from unconsolidated property	(87,000)	(86,000)	(173,000)	(223,000)
Change in estimated costs in excess of estimated receipts during liquidation	275,000	38,000	278,000	(16,000)

Changes to reserve for estimated costs in excess of estimated receipts during liquidation	229,000	2,000	147,000	(67,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(702,000)	36,000	(663,000)	74,000
Change in assets and liabilities due to activity in reserve for estimated costs in excess of estimated receipts during liquidation	46,000	36,000	131,000	51,000

Net (decrease) increase in fair value	(656,000)	72,000	(532,000)	125,000

Change in net assets in liquidation	(427,000)	74,000	(385,000)	58,000

Net assets in liquidation, end of period	$5,543,000	$6,877,000	$5,543,000	$6,877,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of June 30, 2008, we owned an interest in one unconsolidated property.

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

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2008 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2007	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from unconsolidated operating activities	$1,228,000	$(173,000)	$216,000	$1,271,000
Liabilities:
Liquidation costs	(1,491,000)	42,000	62,000	(1,387,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(263,000)	$(131,000)	$278,000	$(116,000)

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2007 is as follows:

	December 31,	Cash Payments	Change in	June 30,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,549,000	$(232,000)	$139,000	$1,456,000
Liabilities:
Liquidation costs	(1,614,000)	181,000	(155,000)	(1,588,000)

Total reserve for estimated costs in excess of receipts during liquidation	$(65,000)	$(51,000)	$(16,000)	$(132,000)

4.	Net Assets in Liquidation

Net assets in liquidation decreased by $427,000, or $71.64 per unit, to $5,543,000 during the three months ended June 30, 2008, compared to net assets in liquidation of $5,970,000 as of March 31, 2008. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $702,000, or $117.79 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price as offset by an increase in cash of $46,000, or $7.72 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $229,000, or $38.42 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Net assets in liquidation increased by $74,000, or $12.42 per unit, to $6,877,000 during the three months ended June 30, 2007, compared to net assets in liquidation of $6,803,000 as of March 31, 2007. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $36,000, or $6.04 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest, and a decrease in estimated costs in excess of estimated receipts during liquidation of $38,000, or $6.38 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

Net assets in liquidation increased by $385,000, or $64.60 per unit, to $5,543,000 during the six months ended June 30, 2008, compared to net assets in liquidation of $5,928,000 as of December 31, 2007. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $663,000, or $111.24 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price as offset by an increase in cash of $131,000, or $21.98 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $147,000, or $24.66 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.

Net assets in liquidation increased by $58,000, or $9.73 per unit, to $6,877,000 during the six months ended June 30, 2007, compared to net assets in liquidation of $6,819,000 as of December 31, 2006. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $74,000, or $12.42 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest offset by an increase in estimated costs in excess of estimated receipts during liquidation of $16,000, or $2.68 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

The net assets in liquidation of $5,543,000 as of June 30, 2008, plus liquidating distributions to our unit holders of $18,900,000 through June 30, 2008, would result in liquidating distributions to our unit holders per unit of approximately $4,295.82 for Class A, $4,087.39 for Class B and $3,917.09 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of June 30, 2008 and December 31, 2007, our real estate investment is comprised of one investment in an unconsolidated property.

6.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of June 30, 2008 and December 31, 2007, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. Our Manager did not receive any such distributions for the three and six months ended June 30, 2008 and 2007.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

There were no distributions declared during the three and six months ended June 30, 2008 and 2007. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three and six months ended June 30, 2008 and 2007.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the three months ended June 30, 2008 and 2007, we incurred $4,000 and $59,000, respectively, to our Manager for reimbursement of non-public company compliance costs. For the six months ended June 30, 2008 and 2007, we incurred $4,000 and $69,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

for the three and six months ended June 30, 2008 and 2007. Based on the valuation of our portfolio as of June 30, 2008 and December 31, 2007, we have reserved an estimated distribution to our Manager of $1,295,000 and $1,391,000, respectively, which is included in the reserve for estimated costs in excess of estimated receipts during liquidation in our interim unaudited condensed consolidated statement of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. Realty did not incur and, therefore, was not reimbursed for property management fees for the three and six months ended June 30, 2008 and 2007.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. Neither Realty or its affiliates incurred and, therefore, were not reimbursed for lease commissions for the three and six months ended June 30, 2008 and 2007.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the three and six months ended June 30, 2008 and 2007.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. Realty did not incur and, therefore, was not reimbursed for, any real estate disposition fees for the three and six months ended June 30, 2008 and 2007.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the three and six months ended June 30, 2008 and 2007.

8.	Commitments and Contingencies

Litigation

Neither we nor our one remaining unconsolidated property are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

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

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $95,479,000 and $96,101,000 as of June 30, 2008 and December 31, 2007, respectively. Our share of the mortgage debt was $11,725,000 and $11,801,000 as of June 30, 2008 and December 31, 2007, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of June 30, 2008		As of December 31, 2007
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$95,479,000	$11,725,000	$96,101,000	$11,801,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of June 30, 2008, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of June 30, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

Unconsolidated Debt Due to Related Party

On February 1, 2008, the Congress Center property, of which we own 12.3%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured note. On June 6, 2008, the Congress Center property repaid the principal balance and all accrued interest to NNN Realty Advisors.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.

9.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $100,000 per institution. As of June 30, 2008 and December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of June 30, 2008, we had an unconsolidated investment in one property located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

As of June 30, 2008, we had no consolidated properties, however four of our tenants at our one remaining unconsolidated property accounted for 10.0% or more of our aggregate annual rental income for the six months ended June 30, 2008, as follows:

		Percentage of		Square	Lease
	2008 Annual	2008 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Department of Homeland Security	$3,473,000	28.8%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,421,000	20.0%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	Congress Center	91,000	Dec. 2013
Bureau of Alcohol, Tobacco and Firearms	$1,645,000	13.6%	Congress Center	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2008.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of June 30, 2007, we had no consolidated properties, however five of our tenants at our one remaining unconsolidated property accounted for 10.0% or more of the aggregate annual rental income at that property for the six months ended June 30, 2007, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Department of Homeland Security	$3,408,000	25.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,371,000	17.8%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	15.3%	Congress Center	90,000	Dec. 2013
Bureau of Alcohol, Tobacco and Firearms	$1,614,000	12.1%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(2)	$1,513,000	11.4%	Congress Center	67,000	Jan. 2008(2)

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2007.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

10.	Subsequent Events

Effective July 1, 2008, the monthly distributions to the Congress Center property investors was suspended, including distributions to us. The suspension of distributions will allow the property to conserve approximately $224,000 per month. It is anticipated that these funds will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2008 and December 31, 2007 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2008 and 2007 (liquidation basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Manager (as defined below); litigation; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Scheduled Lease Expirations

As of June 30, 2008, our one remaining unconsolidated property was 79.2% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2008. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2008, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes in Net Assets in Liquidation

Three and Six Months Ended June 30, 2008 and 2007

Net assets in liquidation decreased by $427,000, or $71.64 per unit, to $5,543,000 during the three months ended June 30, 2008, compared to net assets in liquidation of $5,970,000 as of March 31, 2008. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $702,000, or $117.79 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price as offset by an increase in cash of $46,000, or $7.72 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $229,000, or $38.42 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.

Net assets in liquidation increased by $74,000, or $12.42 per unit, to $6,877,000 during the three months ended June 30, 2007, compared to net assets in liquidation of $6,803,000 as of March 31, 2007. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $36,000, or $6.04 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest, and a decrease in estimated costs in excess of estimated receipts during liquidation of $38,000, or $6.38 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

Net assets in liquidation increased by $385,000, or $64.60 per unit, to $5,543,000 during the six months ended June 30, 2008, compared to net assets in liquidation of $5,928,000 as of December 31, 2007. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $663,000, or $111.24 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price as offset by an increase in cash of $131,000, or $21.98 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $147,000, or $24.66 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.

Net assets in liquidation increased by $58,000, or $9.73 per unit, to $6,877,000 during the six months ended June 30, 2007, compared to net assets in liquidation of $6,819,000 as of December 31, 2006. The primary reasons for the increase in our net assets was due to an increase in the liquidation value of $74,000, or $12.42 per unit, from our one remaining property interest as a result of the principal payments made on the mortgage loan of our one remaining property interest offset by an increase in estimated costs in excess of estimated receipts during liquidation of $16,000, or $2.68 per unit, as a result of changes in estimates of net cash inflows from our one remaining property interest.

The net assets in liquidation of $5,543,000 as of June 30, 2008, plus liquidating distributions to our unit holders of $18,900,000 through June 30, 2008, would result in liquidating distributions to our unit holders per unit of approximately $4,295.82 for Class A, $4,087.39 for Class B and $3,917.09 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of June 30, 2008, our total assets and net assets in liquidation were $5,659,000 and $5,543,000, respectively. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our one remaining unconsolidated property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

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

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the three and six months ended June 30, 2008. Following payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of June 30, 2008, we estimate that we will have $1,387,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,295,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. We currently derive substantially all of our revenues from tenants under leases at our one remaining unconsolidated property. Our operating cash flow, therefore, depends materially on the rents that we are able to charge to our tenants and the ability of these tenants to make their rental payments. As of June 30, 2008, our primary source of capital is distributions from our one remaining unconsolidated property.

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

Financing

As of June 30, 2008 and December 31, 2007, there are no consolidated mortgage loan payables outstanding.

We did not have any consolidated restricted cash balances as of June 30, 2008 and December 31, 2007 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of June 30, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

We believe that our net cash provided by operating activities and net proceeds from the sale of our one remaining unconsolidated property will together provide sufficient liquidity to meet our cash needs during the next nine months from June 30, 2008.

Unconsolidated Debt

Total mortgage debt of our one remaining unconsolidated property was $95,479,000 and $96,101,000 as of June 30, 2008 and December 31, 2007, respectively. Our share of the mortgage debt was $11,725,000 and $11,801,000 as of June 30, 2008 and December 31, 2007, respectively, as set forth in the summary below.

Total mortgage debt and our portion of the total mortgage debt related to our one remaining unconsolidated property are as follows:

		As of June 30, 2008		As of December 31, 2007
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$95,479,000	$11,725,000	$96,101,000	$11,801,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of June 30, 2008, the Congress Center property was in compliance with all such covenants.

Unconsolidated Debt Due to Related Party

On February 1, 2008, the Congress Center property, of which we own 12.3%, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured note. On June 6, 2008, the Congress Center property repaid the principal balance and all accrued interest to NNN Realty Advisors.

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

Debt Service Requirements

As of June 30, 2008, all consolidated debt has been repaid in full.

Contractual Obligations

As of June 30, 2008, all consolidated contractual obligations have been paid in full.

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

Subsequent Events

Effective July 1, 2008, the monthly distributions to the Congress Center property investors was suspended, including distributions to us. The suspension of distributions will allow the property to conserve approximately $224,000 per month. It is anticipated that these funds will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of June 30, 2008, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk.

Item 4. Controls and Procedures.

Not applicable.

Item 4T. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Manager’s president and financial reporting manager, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of June 30, 2008, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s president and financial reporting manager, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s president and financial reporting manager concluded that the design and operation of these disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

Item 1. Legal Proceedings.

SEC Investigation

On September 16, 2004, our Manager advised us that it learned that the SEC Los Angeles Enforcement Division, or the SEC Staff, is conducting an investigation referred to as “In the matter of Triple Net Properties, LLC.” The SEC requested information from our Manager relating to disclosure in public and private securities offerings sponsored by our Manager and its affiliates prior to 2005, or the Triple Net securities offerings (including offerings by us). The SEC has requested financial and other information regarding the Triple Net securities offerings and the disclosures included in the related offering documents.

On June 2, 2008, our Manager, announced that the SEC Staff had informed our manager that the SEC was closing the investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against our Manager or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc.), the dealer manager of our offering.

Litigation

Neither we nor our one remaining unconsolidated property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A. Risk Factors.

Our results of operations, our ability to dispose of our one remaining unconsolidated property and our ability to pay distributions to our unit holders are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from our one remaining unconsolidated property, our ability to dispose of our one remaining unconsolidated property, and yields from our one remaining unconsolidated property:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for our one remaining unconsolidated property may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of our one remaining unconsolidated property difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged property; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

Some or all of the foregoing factors may affect the returns we receive from our investment, our results of operations, our ability to dispose of our one remaining unconsolidated property or our ability to pay distributions to our unit holders.

There were no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the SEC, except that the investigation referred to as “In the matter of Triple Net Properties, LLC” discussed above in Item 1. Legal Proceedings. is now closed.

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

NNN 2002 Value Fund, LLC
(Registrant) By: Grubb & Ellis Realty Investors, LLC, its Manager

August 14, 2008	/s/ Jeffrey T. Hanson
Date	Jeffrey T. Hanson President Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

August 14, 2008	/s/ Courtney A. Brower
Date	Courtney A. Brower Financial Reporting Manager Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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