Form 10-Q
period 2008-09-30
NNN 2002 VALUE FUND LLC
filed 2008-11-10
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 200, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☑

As of November 10, 2008, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia Company)

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2008 (Unaudited) and December 31, 2007 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2008 (Unaudited) and 2007 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
Item 4T.	Controls and Procedures	22

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of September 30, 2008 (Unaudited) and December 31, 2007 (Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Investment in unconsolidated real estate	$3,993,000	$5,931,000
Cash and cash equivalents	388,000	260,000
Asset for estimated receipts in excess of estimated costs during liquidation	198,000	—

Total assets	4,579,000	6,191,000

LIABILITIES

Reserve for estimated costs in excess of estimated receipts during liquidation	—	263,000

Total liabilities	—	263,000

Commitments and contingencies (Note 8)
Net assets in liquidation	$4,579,000	$5,928,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2008 (Unaudited) and 2007 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net assets in liquidation, beginning of period	$5,543,000	$6,877,000	$5,928,000	$6,819,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating loss (income)	3,000	(7,000)	45,000	165,000
Distributions received from unconsolidated property	—	(86,000)	(173,000)	(309,000)
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	311,000	(210,000)	589,000	(226,000)

Changes to reserve for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	314,000	(303,000)	461,000	(370,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(1,275,000)	36,000	(1,938,000)	110,000
Change in assets and liabilities due to activity in asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(3,000)	93,000	128,000	144,000

Net (decrease) increase in fair value	(1,278,000)	129,000	(1,810,000)	254,000

Change in net assets in liquidation	(964,000)	(174,000)	(1,349,000)	(116,000)

Net assets in liquidation, end of period	$4,579,000	$6,703,000	$4,579,000	$6,703,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of September 30, 2008, we owned a 12.3% interest in one unconsolidated property, Congress Center or the Congress Center property, located in the state of Illinois. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of September 30, 2008, 79.2% of the total GLA of the Congress Center property was leased.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc., respectively. As a result, our Manager is managed by executive officers appointed by the board of directors of Grubb & Ellis Company and is no longer managed by a board of managers.

Plan of Liquidation

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized from the sale of our assets and the settlement of liabilities may

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

differ materially from the amounts estimated. We continually evaluate the Congress Center property, our one remaining unconsolidated property, and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell the Congress Center property by March 31, 2009 and anticipate completing our plan of liquidation by June 30, 2009.

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

Liquidation Basis of Accounting

Following the approval of our plan of liquidation by our unit holders on September 7, 2005, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

estimated settlement amounts. Minority interest liabilities were offset against the respective assets and liabilities. The valuation of our investment in the Congress Center property is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Due to the uncertainty in estimating the Congress Center property’s sale value and in the timing of the anticipated sales date, actual results may differ materially from amounts estimated. These amounts are presented in the accompanying interim unaudited condensed consolidated statements of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

We continually evaluate our investment in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our interim unaudited condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

3.	Asset (Reserve) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and filing liquidation costs. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of our one remaining unconsolidated property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied by the Congress Center property towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the nine months ended September 30, 2008 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2007	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from unconsolidated operating activities	$1,228,000	$(173,000)	$289,000	$1,344,000
Liabilities:
Liquidation costs	(1,491,000)	45,000	300,000	(1,146,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$(263,000)	$(128,000)	$589,000	$198,000

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the nine months ended September 30, 2007 is as follows:

	December 31,	Cash Payments	Change in	September 30,
	2006	and (Receipts)	Estimates	2007

Assets:
Estimated net inflows from unconsolidated operating activities	$1,549,000	$(320,000)	$(71,000)	$1,158,000
Liabilities:
Liquidation costs	(1,614,000)	176,000	(155,000)	(1,593,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(65,000)	$(144,000)	$(226,000)	$(435,000)

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

4.	Net Assets in Liquidation

Net assets in liquidation decreased by $964,000, or $161.75 per unit, to $4,579,000, or $768.29 per unit, during the three months ended September 30, 2008, compared to net assets in liquidation of $5,543,000, or $930.03 per unit as of June 30, 2008. The primary reason for the decrease in net assets in liquidation was a decrease in the anticipated sales price of the Congress Center property pursuant to an executed purchase and sale agreement which resulted in a decrease in its liquidation value of $1,275,000, or $213.93 per unit, during the three months ended September 30, 2008. This was offset by an increase in the asset for estimated receipts in excess of estimated costs during liquidation of $314,000, or $52.68 per unit, as a result of changes in estimates of net cash flows from the Congress Center property.

Net assets in liquidation decreased by $174,000, or $29.19 per unit, to $6,703,000, or $1,124.66 per unit, during the three months ended September 30, 2007, compared to net assets in liquidation of $6,877,000, or $1,153.86 per unit, as of June 30, 2007. The primary reason for the decrease in our net assets was an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $303,000, or $50.84 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of the Congress Center property. This was offset by an increase in cash of $93,000, or $15.60 per unit, primarily as a result of distributions received from the Congress Center property and an increase in the liquidation value of $36,000, or $6.04 per unit, from the Congress Center property as a result of the principal payments made on the Congress Center property mortgage loan.

Net assets in liquidation decreased by $1,349,000, or $226.34 per unit, to $4,579,000, or $768.29 per unit, during the nine months ended September 30, 2008, compared to net assets in liquidation of $5,928,000, or $994.63 per unit, as of December 31, 2007. The primary reason for the decrease in net assets in liquidation was a decrease in the anticipated sales price of the Congress Center property pursuant to an executed purchase and sale agreement which resulted in a decrease in its liquidation value of $1,938,000, or $325.17 per unit, during the nine months ended September 30, 2008. This was offset by an increase in the asset for estimated receipts in excess of estimated costs during liquidation of $461,000, or $77.35 per unit, as a result of changes in estimates of net cash flows from the Congress Center property and an increase in cash of $128,000, or $21.48 per unit, primarily as a result of distributions received from the Congress Center property.

Net assets in liquidation decreased by $116,000, or $19.46 per unit, to $6,703,000, or $1,124.66 per unit, during the nine months ended September 30, 2007, compared to net assets in liquidation of $6,819,000, or $1,144.13 per unit, as of December 31, 2006. The primary reasons for the decrease in our net assets was an increase in the reserve for estimated costs in excess of estimated receipts during liquidation value of $370,000, or $62.08 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of the Congress Center property, offset by an increase in cash of $144,000, or $24.16 per unit, primarily as a result of distributions from the Congress Center property and an increase in the liquidation value of $110,000, or $18.46 per unit, from the Congress Center property as a result of the principal payments made on the Congress Center property’s mortgage loan.

The net assets in liquidation of $4,579,000 as of September 30, 2008, plus liquidating distributions to our unit holders of $18,900,000 through September 30, 2008, would result in liquidating distributions to our unit holders per unit of approximately $4,123.96 for Class A, $3,925.65 for Class B and $3,765.45 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.	Real Estate Investments

As of September 30, 2008 and December 31, 2007, our real estate investment is comprised of a 12.3% interest in one unconsolidated property, the Congress Center property, located in the state of Illinois.

6.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of September 30, 2008 and December 31, 2007, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the three and nine months ended September 30, 2008 and 2007 and our Manager did not receive any such distributions for these periods.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

There were no distributions declared during the three and nine months ended September 30, 2008 and 2007. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions are expected to vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three and nine months ended September 30, 2008 and 2007.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the three months ended September 30, 2008 and 2007, we incurred $0 and $6,000, respectively, to our Manager for reimbursement of non-public company compliance costs. For the nine months ended September 30, 2008 and 2007, we incurred $4,000 and $75,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” As further discussed in Note 6 — “Unit Holders’ Equity”, our Manager did not receive any such distributions for the three and nine months ended September 30, 2008 and 2007. Based on the valuation of our portfolio as of September 30, 2008 and December 31, 2007, we have reserved an estimated distribution to our Manager of $1,054,000 and $1,391,000, respectively, which is included in the reserve for estimated costs in excess of estimated receipts during liquidation in our interim unaudited condensed consolidated statements of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. Realty did not incur and, therefore, was not reimbursed for property management fees for the three and nine months ended September 30, 2008 and 2007.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. Neither Realty or its affiliates incurred and, therefore, were not reimbursed for lease commissions for the three and nine months ended September 30, 2008 and 2007.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. Realty did not incur and, therefore, was not reimbursed for, any construction management fees for the three and nine months ended September 30, 2008 and 2007.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled to up to 80.0% of the 5.0% disposition fee. Realty did not incur and, therefore, was not reimbursed for, any real estate disposition fees for the three and nine months ended September 30, 2008 and 2007.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. Realty did not incur and, therefore, was not reimbursed for, any loan fees for the three and nine months ended September 30, 2008 and 2007.

8.	Commitments and Contingencies

Litigation

Neither we nor the Congress Center property are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Environmental Matters

We follow the policy of monitoring the Congress Center property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the Congress Center property that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt

Total mortgage debt of the Congress Center property and our portion of the total mortgage debt related to the Congress Center property are as follows:

		As of September 30, 2008		As of December 31, 2007
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$95,169,000	$11,687,000	$96,101,000	$11,801,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of September 30, 2008, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.

9.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of September 30, 2008 and December 31, 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of September 30, 2008, we owned a 12.3% interest in the Congress Center property, located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of September 30, 2008, we had no consolidated properties, however four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the nine months ended September 30, 2008, as follows:

		Percentage of		Square	Lease
	2008 Annual	2008 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximate)	Date

Department of Homeland Security	$3,473,000	28.8%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,421,000	20.0%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	Congress Center	91,000	Dec. 2013
Bureau of Alcohol, Tobacco and Firearms	$1,645,000	13.6%	Congress Center	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2008.

As of September 30, 2007, we had no consolidated properties, however five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the nine months ended September 30, 2007, as follows:

		Percentage of		Square	Lease
	2007 Annual	2007 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximate)	Date

Department of Homeland Security	$3,408,000	25.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,371,000	17.8%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,040,000	15.3%	Congress Center	90,000	Dec. 2013
Bureau of Alcohol, Tobacco and Firearms	$1,614,000	12.1%	Congress Center	37,000	Feb. 2013
Employer’s Reinsurance Corporation(2)	$1,513,000	11.3%	Congress Center	67,000	Jan. 2008(2)

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2007.

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

10.	Subsequent Events

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 42.5% ownership interest, entered into a Purchase and Sale Agreement to sell the Congress Center property, located in Chicago, Illinois, to FSP Congress Center LLC, or FSP, a wholly-owned subsidiary of Franklin Street Properties Corp., for $130,000,000. Subject to the approval of the sale by other investors who own Congress Center, completion of due diligence, the assumption by FSP of the existing mortgage debt on the Congress Center property and other customary closing conditions, we anticipate the sale of the Congress Center property to close by March 31, 2009. However, we can provide no assurance that we will be able to complete the sale of the Congress Center property in the anticipated timeframe, or at all. We own, through NNN Congress Center, LLC, a 12.3% interest in the Congress Center property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2008 and December 31, 2007 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2008 and 2007 (liquidation basis).

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding our ability to dispose of assets, the market conditions and timing of asset dispositions, and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Manager (as defined below); litigation; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission, or SEC.

Overview and Background

We were formed on May 15, 2002 as a Virginia limited liability company to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8.0% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders will vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our unit holders.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name and continues to be listed on the New York Stock Exchange under the ticker symbol “GBE.” In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed its name to Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc., respectively. As a result, our Manager is managed by executive officers appointed by the board of directors of Grubb & Ellis Company and is no longer managed by a board of managers.

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

We continually evaluate our investment in Congress Center, our one remaining unconsolidated property, or the Congress Center property, and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that the present value of our real property asset materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders on September 7, 2005, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by March 31, 2009 and anticipate completing our plan of liquidation by June 30, 2009.

In accordance with our plan of liquidation, we continue to actively manage the Congress Center property to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our investment in the Congress Center property.

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

Factors Which May Influence Future Changes in Net Assets in Liquidation

Rental Income

The amount of rental income generated by the Congress Center property depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations at the existing rental rates and the timing of the disposition of the property. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of September 30, 2008, the Congress Center property was 79.2% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2008. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space in order to maximize the percentage of the GLA that is under lease.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by June 30, 2009, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes in Net Assets in Liquidation

Three and Nine Months Ended September 30, 2008 and 2007

Net assets in liquidation decreased by $964,000, or $161.75 per unit, to $4,579,000, or $768.29 per unit, during the three months ended September 30, 2008, compared to net assets in liquidation of $5,543,000, or $930.03 per unit as of June 30, 2008. The primary reason for the decrease in net assets in liquidation was a decrease in the anticipated sales price of the Congress Center property pursuant to an executed purchase and sale agreement which resulted in a decrease in its liquidation value of $1,275,000, or $213.93 per unit, during the three months ended September 30, 2008. This was offset by an increase in the asset for estimated receipts in excess of estimated costs during liquidation of $314,000, or $52.68 per unit, as a result of changes in estimates of net cash flows from the Congress Center property.

Net assets in liquidation decreased by $174,000, or $29.19 per unit, to $6,703,000, or $1,124.66 per unit, during the three months ended September 30, 2007, compared to net assets in liquidation of $6,877,000, or $1,153.86 per unit, as of June 30, 2007. The primary reason for the decrease in our net assets was an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $303,000, or $50.84 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of the Congress Center property. This was offset by an increase in cash of $93,000, or $15.60 per unit, primarily as a result of distributions received from the Congress Center property and an increase in the liquidation value of $36,000, or $6.04 per unit, from the Congress Center property as a result of the principal payments made on the Congress Center property mortgage loan.

Net assets in liquidation decreased by $1,349,000, or $226.34 per unit, to $4,579,000, or $768.29 per unit, during the nine months ended September 30, 2008, compared to net assets in liquidation of $5,928,000, or $994.63 per unit, as of December 31, 2007. The primary reason for the decrease in net assets in liquidation was a decrease in the anticipated sales price of the Congress Center property pursuant to an executed purchase and sale agreement which resulted in a decrease in its liquidation value of $1,938,000, or $325.17 per unit, during the nine months ended September 30, 2008. This was offset by an increase in the asset for estimated receipts in excess of estimated costs during liquidation of $461,000, or $77.35 per unit, as a result of changes in estimates of net cash flows from the Congress Center property and an increase in cash of $128,000, or $21.48 per unit, primarily as a result of distributions received from the Congress Center property.

Net assets in liquidation decreased by $116,000, or $19.46 per unit, to $6,703,000, or $1,124.66 per unit, during the nine months ended September 30, 2007, compared to net assets in liquidation of $6,819,000, or $1,144.13 per unit, as of December 31, 2006. The primary reasons for the decrease in our net assets was an increase in the reserve for estimated costs in excess of estimated receipts during liquidation value of $370,000, or $62.08 per unit, as a result of changes in estimates of net cash inflows due to the extension of the anticipated sales date of the Congress Center property, offset by an increase in cash of $144,000, or $24.16 per unit, primarily as a result of distributions from the Congress Center property and an increase in the liquidation value of $110,000, or $18.46 per unit, from the Congress Center property as a result of the principal payments made on the Congress Center property’s mortgage loan.

The net assets in liquidation of $4,579,000 as of September 30, 2008, plus liquidating distributions to our unit holders of $18,900,000 through September 30, 2008, would result in liquidating distributions to our unit holders per unit of approximately $4,123.96 for Class A, $3,925.65 for Class B and $3,765.45 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of sales, the performance of the underlying assets and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of September 30, 2008, our total assets and net assets in liquidation were $4,579,000. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of the Congress Center property or the net proceeds there from.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash resources and sale of the Congress Center property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our interest in our one remaining unconsolidated property by March 31, 2009 and anticipate completing our plan of liquidation by June 30, 2009.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the three and nine months ended September 30, 2008 and 2007. Following payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of September 30, 2008, we estimate that we will have $1,146,000 of commitments and expenditures during the liquidation period, comprised mainly of $1,054,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

An adverse change in the anticipated net proceeds expected from the sale of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages on the Congress Center property. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

Liquidating distributions will be determined by our Manager in its sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures on the Congress Center property, among other factors our Manager may deem relevant. To the extent any distributions are made to our unit holders in excess of accumulated earnings, the excess distributions are considered a return of capital to our unit holders for federal income tax purposes to the extent of basis in our stock, and generally as capital gain thereafter.

The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of the Congress Center property might be less, or significantly less, than currently estimated, including, among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of the Congress Center property may be higher than currently estimated if market values increase.

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation through current cash resources, the sale of the Congress Center property, and additional long-term secured borrowings on the Congress Center property. We do not intend to reserve funds to retire existing debt upon maturity on the Congress Center property. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the Congress Center property.

If we experience lower occupancy levels and reduced rental rates at the Congress Center property, reduced revenues as a result of asset sale, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

The primary uses of cash are to fund liquidating distributions to our unit holders and operating expenses. We may also regularly require capital to invest in the Congress Center property in connection with routine capital improvements, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of the Congress Center property.

Financing

As of September 30, 2008 and December 31, 2007, there were no consolidated mortgage loan payables outstanding.

As of September 30, 2008 and December 31, 2007, there were no consolidated restricted cash balances held as credit enhancements or as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

We believe that our current cash resources and anticipated net proceeds from the sale of the Congress Center property will together provide sufficient liquidity to meet our cash needs through the anticipated completion of our plan of liquidation by June 30, 2009.

Unconsolidated Debt

Total mortgage debt on the Congress Center property and our portion of the total mortgage debt related to the Congress Center property are as follows:

		As of September 30, 2008		As of December 31, 2007
			NNN 2002 Value		NNN 2002 Value
	Ownership	Mortgage Debt	Fund, LLC’s	Mortgage Debt	Fund, LLC’s
Property	Percentage	Balance	Portion of Debt	Balance	Portion of Debt

Congress Center — LLC	12.3%	$95,169,000	$11,687,000	$96,101,000	$11,801,000

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of September 30, 2008, the Congress Center property was in compliance with all such covenants.

Commitments and Contingencies

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in the Congress Center property. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Debt Service Requirements

As of September 30, 2008, all consolidated debt has been repaid in full.

Contractual Obligations

As of September 30, 2008, all consolidated contractual obligations have been paid in full.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We will be exposed to inflation risk from long-term leases of tenants of the Congress Center property. We expect that there will be provisions in the majority of our tenant leases that would provide some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk — related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our interim unaudited condensed consolidated financial statements.

Subsequent Events

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 42.5% membership interest, entered into a Purchase and Sale Agreement to sell the Congress Center property, located in Chicago, Illinois, to FSP Congress Center LLC, or FSP, a wholly-owned subsidiary of Franklin Street Properties Corp., for $130,000,000. Subject to the approval of the sale by other investors who own the Congress Center property, completion of due diligence, the assumption by FSP of the existing mortgage debt on the Congress Center property and other customary closing conditions, we anticipate the sale of the Congress Center property to close by March 31, 2009. However, we can provide no assurance that we will be able to complete the sale of the Congress Center property in the anticipated timeframe, or at all. We own, through NNN Congress Center, LLC, a 12.3% interest in the Congress Center property.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of September 30, 2008, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

There were no material changes in the information regarding market risk that was provided in our 2007 Annual Report on Form 10-K, as filed with the SEC, other than those listed in Part II, Item 1A. Risk Factors.

Item 4.	Controls and Procedures.

Not applicable.

Item 4T.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to us, including our Manager’s president and financial reporting manager, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of September 30, 2008, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s president and financial reporting manager, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s president and financial reporting manager concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

Item 1.	Legal Proceedings.

Neither we nor our one unconsolidated property, Congress Center, or the Congress Center property, are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A.	Risk Factors.

There are no other material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, except as noted below and except that on June 2, 2008, Grubb & Ellis Realty Investors, LLC, our Manager, announced that the staff of the SEC Los Angeles Enforcement Division had informed them that the SEC was closing the previously disclosed September 16, 2004 investigation referred to as “In the matter of Triple Net Properties, LLC,” without any enforcement action against Triple Net Properties, LLC (currently known as Grubb & Ellis Realty Investors, LLC), or NNN Capital Corp. (currently known as Grubb & Ellis Securities, Inc), our dealer manager.

Some or all of the following factors may affect the return we receive from our one remaining unconsolidated property, our results of operations, our ability to pay distributions to our unit holders or our ability to dispose of our one remaining unconsolidated property.

The recent downturn in the credit markets may increase the cost of borrowing and may make financing difficult to obtain, each of which may have a material adverse effect on our results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on us resulting from, but not limited to, an inability to refinance our property on favorable terms, if at all, increased refinancing costs or refinancing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or our inability to obtain refinancing on favorable terms, if at all, may have a material adverse effect on our results of operations and business.

Our results of operations, our ability to dispose of the Congress Center property and our ability to pay distributions to our unit holders are subject to general economic and regulatory factors we cannot control or predict.

Our results of operations are subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from the Congress Center property, our ability to dispose of the Congress Center property, and yields from the Congress Center property:

•	poor economic times may result in defaults by tenants of our properties and borrowers. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for the Congress Center property may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of the Congress Center property difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged property; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers our property. Recently, AIG has announced that it has suffered from severe liquidity problems. It has entered into agreements with the Federal Reserve Bank of New York pursuant to which it has obtained a two-year, $85 billion revolving credit facility as well as a $37.8 billion loan. After the termination of the extensions of credit, AIG could still become insolvent, which could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of our one remaining unconsolidated property and our financial condition.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.

The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose any amount of our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to pay liquidating distributions and could result in a decline in the value of your investment.

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

NNN 2002 Value Fund, LLC (Registrant) By: Grubb & Ellis Realty Investors, LLC, its Manager

November 10, 2008 Date	/s/ Jeffrey T. Hanson Jeffrey T. Hanson President Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

November 10, 2008 Date	/s/ Courtney A. Brower Courtney A. Brower Financial Reporting Manager Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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