Form 10-K
period 2008-12-31
NNN 2002 VALUE FUND LLC
filed 2009-03-09
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 300 Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 667-8252

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☑	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 9, 2009, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2002 Value Fund, LLC

PART I

Item 1.	Business.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

OUR COMPANY

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2008, we owned a 12.3% interest in one unconsolidated property, Congress Center, or the Congress Center property, located in Chicago, Illinois.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name. In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC and Grubb & Ellis Securities, Inc., respectively. As a result, our Manager is managed by executive officers appointed by the board of directors of Grubb & Ellis and is no longer managed by a board of managers.

Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our Manager’s website at www.gbe-realtyinvestors.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing through our manager’s website. We do not maintain our own website or have an address or telephone number separate from our Manager. Since we pay fees to our Manager for its services, we do not pay rent for the use of their space.

Plan of Liquidation

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable from a financial point of view. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated by us or reflected in Stanger’s opinion. We continually evaluate the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement for the sale of the Congress Center property or become aware of market conditions or other circumstances that indicate that the current value of our property materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Liquidation Update for 2008

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 42.5% ownership interest, entered into a purchase and sale agreement to sell the Congress Center property to FSP Congress Center LLC, or FSP, an unaffiliated third party, for an aggregate sales price of $130,000,000. We own, through NNN Congress Center, LLC, a 12.3% interest in the Congress Center property. On January 13, 2009, FSP elected to terminate the agreement as provided for under its terms. Our Manager continues to market the Congress Center property for sale.

CURRENT INVESTMENT OBJECTIVES AND POLICIES

General

In accordance with our plan of liquidation, our primary objective is to obtain the highest possible sales value for the Congress Center property, while maintaining current income from that investment. Pursuant thereto we have sought to:

•	preserve our unit holders’ capital investment;

•	generate cash through the sale of the Congress Center property; and

•	realize capital appreciation upon the ultimate sale of the Congress Center property.

Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our 12.3% interest in the Congress Center property. However, we cannot assure our unit holders that we will attain any of these objectives or that unit holder capital will not decrease.

References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

Disposition Strategies

In accordance with our plan of liquidation, we currently consider various factors when evaluating the potential disposition of our interest in the Congress Center property. These factors include, without limitation, the following:

•	the ability to sell our interest in the Congress Center property at the highest possible price in order to maximize the return to the unit holders; and

•	the ability of prospective buyers to finance their acquisition of the Congress Center property.

Operating Strategies

In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of the Congress Center property through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:

•	managing costs and seeking to minimize operating expenses through centralized management, leasing, marketing, financing, accounting, renovation and data processing activities;

•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible;

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns; and

•	refinancing the Congress Center property when favorable financing terms are available to increase the cash flow.

FINANCING POLICIES

To date, we have financed our investments through a combination of equity as well as secured debt. We may utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by our Manager, are those which are used for hedging purposes rather than investment purposes. If an anticipated hedging transaction does not occur, any positive or negative value of the derivative will be recognized immediately in operating (loss) income.

We had no derivative financial instruments as of December 31, 2008 and 2007.

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

COMPETITION

We compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

In selling the Congress Center property, we are in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.

As of March 9, 2009, we have an unconsolidated ownership interest in the Congress Center property located in Chicago, Illinois. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.

GOVERNMENT REGULATIONS

Many laws and governmental regulations are applicable to our property and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Costs of Compliance with the Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet federal requirements for access and use by disabled persons. Although we believe that we are in substantial compliance with present requirements of the ADA, the Congress Center property has not been audited, nor have investigations of the Congress Center property been conducted to determine compliance. We may incur additional costs in connection with the ADA. Additional federal, state and local laws also may require modifications to the Congress Center property or restrict our ability to renovate the Congress Center property. We cannot predict the cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA or any other legislation, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and pay distributions could be adversely affected.

Costs of Government Environmental Regulation and Private Litigation. Environmental laws and regulations hold us liable for the costs of removal or remediation of certain hazardous or toxic substances which may be on the Congress Center property. These laws could impose liability without regard to whether we are responsible for the presence or release of the hazardous materials. Government investigations and remediation actions may have substantial costs and the presence of hazardous substances on the Congress Center property could result in personal injury or similar claims by private plaintiffs. Various laws also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. As the owner and operator of the Congress Center property, we may be deemed to have arranged for the disposal or treatment of hazardous or toxic substances.

Use of Hazardous Substances by Some of Our Tenants. Some of our tenants may handle hazardous substances and wastes on the Congress Center property as part of their routine operations. Environmental laws and regulations subject these tenants, and potentially us, to liability resulting from such activities. We require our tenants, in their leases, to comply with these environmental laws and regulations and to indemnify us for any related liabilities. We are unaware of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with the Congress Center property.

Other Federal, State and Local Regulations. The Congress Center property is subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these various requirements, we may incur governmental fines or private damage awards. While we believe that the Congress Center property is currently in material compliance with all of these regulatory requirements, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely affect our ability to make distributions to our unit holders. We believe, based in part on engineering reports which we generally obtain at the time we acquired our interest in the Congress Center property, that the Congress Center property complies in all material respects with current regulations. However, if we were required to make significant expenditures under applicable regulations, our financial condition, results of operations, cash flow and ability to satisfy our debt service obligations and to pay distributions could be adversely affected.

SIGNIFICANT TENANTS

As of December 31, 2008, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2008, as follows:

		Percentage of		Lease
	2008 Annual	2008 Annual	Square Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date

Department of Homeland Security	$3,473,000	28.8%	76,000	April 2012
North American Co. Life and Health Insurance	$2,421,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	37,000	Feb. 2013

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

We are also subject to a concentration of regional economic exposure in Illinois as we own a 12.3% interest in the Congress Center property located in Chicago, Illinois. Regional economic downturns in Illinois could adversely impact our operations.

EMPLOYEES

We have no employees or executive officers. Substantially all work performed for us is performed by employees and executive officers of our Manager and its affiliates.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

We internally evaluate the Congress Center property and our interest therein as one industry segment and, accordingly, we do not report segment information.

Item 1A.	Risk Factors.

Risks Associated with Our Liquidation

If we are unable to find a buyer for our one remaining unconsolidated property at our expected sales price, our liquidating distributions to our unit holders may be delayed or reduced.

As of March 9, 2009, the Congress Center property is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our unit holders, we assumed that we would be able to find a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unit holders would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our unit holders are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from the Congress Center property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.

The recent downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the Congress Center property to obtain financing, which would have a material adverse effect on our liquidation.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit may become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of the Congress Center property resulting from, but not limited to, an inability to finance the acquisition of the Congress Center property on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

The negative impact of the recent adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.

Our ability to dispose of our interest in the Congress Center property and our ability to pay distributions to our unit holders are subject to general economic and regulatory factors we cannot control or predict.

Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from the Congress Center property, which would have a materially adverse effect on our ability to dispose of our interest in the Congress Center property, and subsequently our ability to pay distributions to our unit holders:

•	poor economic times may result in defaults by tenants at the Congress Center property. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;

•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;

•	increases in supply of competing properties or decreases in demand for the Congress Center property may impact our ability to maintain or increase occupancy levels;

•	changes in interest rates and availability of debt financing could render the sale of the Congress Center property difficult or unattractive;

•	periods of high interest rates may reduce cash flow from leveraged property; and

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns.

We may delay and/or reduce our liquidating distributions to our unit holders.

As of March 9, 2009, we estimate that our net proceeds from liquidation will be approximately $22,880,000 (of which $18,900,000 has been paid to our unit holders as of March 9, 2009) and we expect to distribute per unit approximately $4,017.28 for Class A, $3,825.24 for Class B, and $3,671.31 for Class C in liquidating distributions (of which $3,171.22 per unit for each class has been paid as of March 9, 2009), which we anticipate paying by March 31, 2010. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our unit holders may be more or less than we currently estimate. In addition, the liquidating distributions to our unit holders may be paid later than we predict.

Our plan of liquidation allows for the sale of our interest in the Congress Center property to affiliates.

Our plan of liquidation provides that we may sell our interest in the Congress Center property to an affiliate, but only if Stanger opines as to the fairness of the proposed transaction to us, from a financial point of view, or we receive an appraisal of the underlying unconsolidated property as a condition to our Manager’s approval and the proposed sales price is within the range of values provided by the appraisal. In no event will our Manager approve a transaction if: (i) Stanger concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) Stanger concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.

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

Decreases in property values may reduce the amount that we receive upon the sale of our interest in the Congress Center property.

The underlying value of the Congress Center property may be reduced by a number of factors that are beyond our control, including, without limitation, the following:

•	adverse changes in economic conditions;

•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;

•	terminations and renewals of leases by our tenants;

•	competition; and

•	changes in real estate tax rates and other operating expenses.

Any reduction in the value of the Congress Center property would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our interest in the Congress Center property could decrease or delay the payment of liquidating distributions to unit holders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our unit holders may be delayed and/or reduced.

In calculating our estimated liquidating distributions to our unit holders, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the Congress Center property, which would reduce our liquidating distributions to our unit holders. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our unit holders will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our unit holders.

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

If we are not able to sell the Congress Center property in a timely manner, we may experience severe liquidity problems, may not be able to meet our obligations to our creditors and ultimately may become subject to bankruptcy proceedings.

In the event we are not able to sell the Congress Center property within a reasonable period of time and for a reasonable amount, or if our expenses exceed our estimates, we may experience severe liquidity problems and not be able to meet our financial obligations to our creditors in a timely manner. If we cannot meet our obligations to our creditors in a timely manner, we may ultimately become subject to bankruptcy proceedings.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to attract or retain tenants, and subsequently pay liquidating distributions to our unit holders.

In order to attract and retain tenants, the Congress Center property may be required to expend funds for capital improvements. In addition, the Congress Center property may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the Congress Center property has insufficient capital reserves, it will have to obtain financing from other sources. The Congress Center property has established capital reserves in an amount it, in its discretion, believes is necessary. The lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the Congress Center property’s cash needs, the Congress Center property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our unit holders that sufficient financing will be available to the Congress Center property or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by the lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements.

Additional borrowing for capital improvements at the Congress Center property will increase interest expense, which could have a negative impact on our proportionate share of the proceeds from the sale of the Congress Center property, and therefore our ability to pay liquidating distributions to our unit holders may be adversely affected.

The Congress Center property is subject to property taxes that may increase in the future, which could adversely affect our ability to sell our interest in the Congress Center property and to subsequently pay liquidating distributions to our unit holders.

The Congress Center property is subject to property taxes that may increase as tax rates change and as the Congress Center property is reassessed by taxing authorities. If property taxes increase, our ability to sell our interest in the Congress Center property and subsequently pay liquidating distributions to our unit holders could be adversely affected.

We expect to incur significant and potentially increasing costs in connection with Exchange Act and Sarbanes-Oxley Act compliance and we may become subject to liability for any failure to comply.

As a result of our obligation to register our securities with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are subject to the rules of the Exchange Act and related reporting requirements. This compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and new SEC regulations have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. Our efforts to comply with applicable laws and regulations, including requirements of the Exchange Act and the Sarbanes-Oxley Act, involve significant, and potentially increasing, costs. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could decrease or delay the payment of liquidating distributions to our unit holders.

The Sarbanes-Oxley Act and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of corporate governance, reporting and disclosure practices which are now required of us. We were formed prior to the enactment of these new corporate governance standards and did not intend to become subject to those provisions. As a result, we did not have all of the necessary procedures and policies in place at the time of their enactment. Any failure to comply with the Sarbanes-Oxley Act could result in fees, fines, penalties or administrative remedies, which could reduce and/or delay the amount of distributions to our unit holders under our plan of liquidation.

If we are unable to retain our Manager and sufficient officers and employees of our Manager to complete our plan of liquidation in a reasonably expeditious manner, our liquidating distributions to our unit holders might be delayed or reduced.

Our ability to complete the sale, to locate qualified buyers for the Congress Center property and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Manager’s officers and employees, their familiarity with our assets, any counter-parties to any sale agreements and the market for our one remaining unconsolidated property, and their ability to efficiently manage the professionals in the process. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely affect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our one remaining unconsolidated property at the expected price.

Our ability to complete our plan of liquidation in a timely manner also depends on our Manager’s ability to retain its key employees. Our Manager’s officers and employees may seek other employment rather than remain with our Manager throughout the process of liquidation. If our Manager is unable to retain appropriate qualified officers and employees to complete our plan of liquidation in a reasonably expeditious manner, liquidating distributions to our unit holders might be delayed and/or reduced.

Our unit holders may not receive any profits resulting from the sale of our interest in the Congress Center property, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.

In accordance with our plan of liquidation, our unit holders may experience a delay before receiving their share of the net proceeds of such liquidation. In liquidation, we may sell our interest in the Congress Center property either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage on the asset at the time of sale as partial payment thereof. We do not have any limitations or restrictions on our right to take such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from the sale, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In many cases, we may receive initial down payments in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, our unit holders may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are paid and not in default.

Our entity value may be adversely affected by adoption of our plan of liquidation.

In accordance with our plan of liquidation, we are committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on us or put pressure on us to sell our interest in the Congress Center property at or below the end of the estimated range, which would reduce the amount of distributions to our unit holders.

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

Our Manager has the authority to sell the Congress Center property under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.

Our Manager has the authority to sell the Congress Center property on such terms and to such parties as our Manager determines in its sole discretion. Notably, our unit holders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our unit holders must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hind sight.

Our plan of liquidation may lead to unit holder litigation which could result in substantial costs and distract our Manager.

Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 9, 2009, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Manager’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount any such damages; however, they may be significant and may reduce our cash available for liquidating distributions to our unit holders.

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

Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our one remaining unconsolidated property. Our Manager has engaged affiliates of our Manager, to provide a number of services in connection with our property, including disposing of our one remaining unconsolidated property. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5.0% of the gross sales price of any of the properties if the terms of the sale are approved by us. Based on our estimated sales price as of December 31, 2008, we estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of approximately $230,000 for disposing of the Congress Center property. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price as of December 31, 2008, we estimate that the total fees that will be received by our Manager or Realty from the affiliated co-owners will be approximately $1,641,000. Moreover, if we sell our interest in the Congress Center property to an affiliate of ours or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.

Our Manager is also entitled to receive liquidating distributions pursuant to the Operating Agreement. As of December 31, 2008, we estimate that our Manager will receive approximately $905,000 in liquidating distributions.

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

Our investment in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2008, our proportionate share of the estimated fair value of this property was $3,401,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may delay and/or reduce our liquidating distributions to our unit holders. Additionally, in order to realize a return on our investment, we presently intend to sell our interest in this LLC. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and thus cannot sell our property interest held in the limited liability company or the Congress Center property in its entirety.

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

In calculating the estimated fair value of the Congress Center property and, therefore, our estimated per unit distribution amount, we have assumed that any purchaser of the Congress Center property will assume the mortgage on the underlying property, which contains penalties in the event of the prepayment of that mortgage. The sale of our remaining asset pursuant to our plan of liquidation will trigger substantial penalties unless the purchaser assumes (and/or is allowed to assume) the corresponding mortgage. We may be unsuccessful in negotiating the assumption of any underlying mortgage in connection with the sale of our remaining asset, which could negatively affect the amount of cash available for distribution to our unit holders under our plan of liquidation.

Other Risks of Our Business

Distributions paid by us have included, and will continue to include, a return of capital.

Distributions paid to our unit holders have included, and will continue to include, a return of capital as well as a return in excess of capital. Distributions exceeding taxable income will constitute a return of capital for federal income tax purposes to the extent of a unit holder’s adjusted tax basis. Distributions in excess of adjusted tax basis will generally constitute capital gain.

We depend upon our tenants to pay rent, and their inability to pay rent may substantially reduce our revenues and cash available for distribution to our unit holders.

Our investment in the Congress Center property is subject to varying degrees of risk that generally arise from the ownership of real estate. The value of our property interest and the ability to make distributions to our unit holders depend upon the ability of the tenants at our property to generate enough income in excess of applicable operating expenses to make their lease payments to us. Changes beyond our control may adversely affect the tenants’ ability to make their lease payments to us and, in such event, would substantially reduce both our income from operations and our ability to make distributions to our unit holders. These changes include, among others, the following:

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

Our use of borrowings on the Congress Center property could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.

We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2008, there was $94,839,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $11,646,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.

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

The mortgage on the Congress Center property contains customary restrictive covenants, including provisions that limit the borrowing subsidiary’s ability, without the prior consent of the lender, to incur additional indebtedness, further mortgage or transfer the applicable property, discontinue insurance coverage, change the conduct of its business or make loans or advances to, enter into any transaction of merger or consolidation with any third party. In addition, any future lines of credit or loans may contain financial covenants, further restrictive covenants and other obligations.

If we materially breach such covenants or obligations under the Congress Center loan agreement, the lender may have the right to seize our income from the property or legally declare a default on the loan obligation, require us to repay the debt immediately and foreclose on the property, among other remedies. If we were to breach such covenants or obligations, we may then have to sell the Congress Center property either at a loss or at a time that prevents us from achieving a higher price. Any failure to pay our indebtedness when due or failure to cure events of default could result in higher interest rates during the period of the loan default and could ultimately result in the loss of the property through foreclosure. Additionally, if the lender were to seize our income from the property, we would no longer have any discretion over the use of the income, which may adversely impact our ability to make liquidating distributions to our unit holders.

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

If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur an interest expense. For example, on February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured note. All principal together with all accrued interest was paid in full on June 9, 2008. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our unit holders since the Congress Center property is our one remaining unconsolidated property and source of revenue.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay liquidating distributions.

Through 2009, the Federal Deposit Insurance Corporation, or FDIC, insures amounts up to $250,000 per depositor per insured bank and after 2009, the FDIC will only insure up to $100,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally-insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to unit holders, which could result in a decline in the value of our unit holders’ investments.

If one of our insurance carriers does not remain solvent, we may not be able to fully recover on our claims.

An insurance subsidiary of American International Group, or AIG, provides coverage under an umbrella insurance policy we have obtained that covers the Congress Center property. During 2008, AIG announced that it suffered from severe liquidity problems. Although the U.S. Treasury and Federal Reserve have provided measures to assist AIG with its liquidity problems, such measures may not be successful. If AIG were to become insolvent, it could have a material adverse impact on AIG’s insurance subsidiaries. In the event that AIG’s insurance subsidiary that provides coverage under our policy is not able to cover our claims, it could have a material adverse impact on the value of the Congress Center property and our financial condition.

The Congress Center property faces significant competition.

We face significant competition from other owners, operators and developers of office properties. The Congress Center property faces competition from similar properties owned by others in the same market and also from new construction of similar properties. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than the Congress Center property, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our unit holders. At the time we sell our interest in the Congress Center property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return.

The sale of our interest in the Congress Center property could cause our unit holders to recognize income in excess of cash distributions to our unit holders.

We plan to sell, transfer or otherwise dispose of our interest in the Congress Center property in accordance with our plan of liquidation. The sale of the Congress Center property will generate taxable income or loss that must be taken into account by our unit holders based upon the amount of income or loss allocated to our unit holders. The amount of income, if any, derived from the sale of our interest in the Congress Center property may be greater than the amount of cash distributed to our unit holders in connection with such sale. Under certain circumstances, such cash distributions may not be sufficient to pay our unit holders tax liabilities resulting from the sale.

Lack of diversification and illiquidity of real estate may make it difficult for us to sell or recover our investment in the Congress Center property.

Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell the Congress Center property by December 31, 2009. However, due to the illiquid nature of real estate and the short timeframe that we have to sell the Congress Center property, we may not recoup the estimated fair value we have recorded as of December 31, 2008 by December 31, 2009. We cannot provide assurance that we will be able to dispose of the Congress Center property by December 31, 2009 which could adversely impact the timing and amount of distributions.

Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in the Congress Center property.

Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 9, 2009, we only have one unconsolidated property, located in Chicago, Illinois. The geographic concentration of the Congress Center property exposes us to economic downturns in this region. A regional recession in this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the Congress Center property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Manager or its affiliates or third parties. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.

Due to our ownership of only a single property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at Congress Center, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us.

As of March 9, 2009, rent paid by the tenants at the Congress Center property represented 100% of our annualized revenues. The revenue generated by the Congress Center property is substantially dependent on the financial condition of the significant tenants at the property and, accordingly, any event of bankruptcy, insolvency or a general downturn in the business of any of these significant tenants may result in the failure or delay of such tenants’ rental payments to us which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Marketing efforts are continuing to re-lease the space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our unit holders.

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

Our co-ownership arrangements with affiliated entities may not reflect solely our unit holders’ best interest and may subject these investments to increased risks.

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

Actions by co-owner(s) requiring unanimous consent of co-owners might have the result of blocking actions that are in our best interest subjecting the applicable property to liabilities in excess of those otherwise contemplated and may have the effect of reducing our cash available for distribution to our unit holders. It also may be difficult for us to sell our interest in any co-ownership arrangement at the time we deem best for our unit holders.

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

If the Congress Center property was purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, the Congress Center property may not appreciate or may decrease in value.

The commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent the Congress Center property was purchased in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our interest in the Congress Center property may not appreciate or may decrease significantly below the amount that was paid for it.

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

The conflicts of interest of our Manager’s executives and employees with us mean we will not be managed by our Manager solely in the best interest of our unit holders.

Our Manager’s executives and employees have conflicts of interest relating to the management of our business and property. Accordingly, those parties may make decisions or take actions based on factors other than in the best interest of our unit holders.

Our Manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust, is the managing member of the advisor of Grubb & Ellis Healthcare REIT, Inc., and manages NNN 2003 Value Fund, LLC, as well as private TIC programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers and employees of our Manager also serve as officers of NNN 2003 Value Fund, LLC and Grubb & Ellis Healthcare REIT, Inc. Additionally, our Manager is a wholly owned indirect subsidiary of Grubb & Ellis and certain executive officers and employees of our Manager own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager, Grubb & Ellis and their affiliated entities. These conflicts of interest could:

•	limit the time and services that our Manager devotes to us, because it will be providing similar services to G REIT Liquidating Trust, T REIT Liquidating Trust, NNN 2003 Value Fund, LLC and Grubb & Ellis Healthcare REIT, Inc. and other real estate investment programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and

•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Manager and its affiliates and seeking to dispose of properties at or about the same time as us.

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

Increases in our insurance rates could adversely affect our cash flow and our ability to make liquidating distributions to our unit holders.

We cannot assure that we will be able to renew our insurance coverage at our current or reasonable rates or that we can estimate the amount of potential increases of policy premiums. As a result, our cash flow could be adversely impacted by increased premiums. In addition, the sales price of the Congress Center property may be affected by rising insurance costs and adversely affect our ability to make liquidating distributions to our unit holders.

As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act in 2004, we may be subject to SEC enforcement action or other legal action.

As a result of our failure to timely file our Form 10 and other reports and documents required by the Exchange Act in 2004, we may be subject to SEC enforcement action or other legal action. Such actions could restrict or eliminate certain exemptions available under the Securities Act of 1933, as amended, or the Securities Act, or cause us or our Manager to incur financial liability in the form of fines or judgments and impose injunctive burdens on us. Under the Operating Agreement, we could be responsible for reimbursement or indemnification in the event that our Manager suffers damage as a result of any action involving us. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could reduce or delay our liquidating distributions to our unit holders.

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

We do not expect to register as an investment company under the Investment Company Act and, therefore, we will not be subject to the requirements imposed on an investment company by such Act.

We believe that we will not operate in a manner that requires us to register as an “investment company” under the Investment Company Act of 1940, as amended, or the Investment Company Act. Investment companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

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

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. In addition, in order to operate in a manner to avoid being required to register as an investment company we may be unable to sell assets we would otherwise want to sell, and we may need to sell assets we would otherwise wish to retain. This may reduce the cash available for distribution to unit holders and possibly lower their returns.

If we are required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our unit holders’ investment return.

We do not expect that we will operate in a manner that requires us to register as an investment company under the Investment Company Act. However, the analysis relating to whether a company qualifies as an investment company can involve technical and complex rules and regulations. If we own assets that qualify as investment securities, as such term is defined under this Act, and the value of such assets exceeds 40.0% of the value of our total assets, we may be deemed to be an investment company. It is possible that many, if not all, of our interests in real estate may be held through other entities and some or all of these interests in other entities may be deemed to be investment securities.

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

Real Estate Investments

As of December 31, 2008, we owned a 12.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The Congress Center property has an aggregate gross leaseable area, or GLA, of approximately 520,000 square feet.

The following table presents certain information about the Congress Center property as of December 31, 2008:

	Property	GLA	%	Date	Annual	% Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	per Sq Ft(3)

Congress Center	Chicago, IL	520,000	12.3%	1/9/03	$12,081,000	79.2%	$29.44

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

(2)	Physical occupancy as of December 31, 2008.

(3)	Average effective annual rent per leased square foot as of December 31, 2008.

Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value (on an undiscounted basis).

The following information generally applies to the Congress Center property as of December 31, 2008:

•	we believe the Congress Center property is adequately covered by insurance;

•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and

•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of our organizational structure and ownership information for the Congress Center property as of December 31, 2008:

NNN 2002 Value Fund, LLC

Congress Center

The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2008:

Indebtedness

As of December 31, 2008, there were two secured mortgage loans outstanding related to the Congress Center property, our proportionate share of which approximates $11,646,000. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8 — “Commitments and Contingencies,” to the consolidated financial statements included with this report.

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

Litigation

Neither we nor the Congress Center property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of unit holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units.

As of March 9, 2009, there were no outstanding options or warrants to purchase, or securities convertible into, units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 9, 2009, there were 550 unit holders of record, with 206, 210 and 209 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.

Distributions

The Operating Agreement provides that Class A unit holders receive a 10.0% per annum cumulative return, or a 10.0% priority return, Class B unit holders receive a 9.0% per annum cumulative return, or a 9.0% priority return, and Class C unit holders receive an 8.0% per annum cumulative return, or an 8.0% priority return.

The distributions declared per Class A unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2008	2007

March 31	N/A	N/A
June 30	N/A	N/A
September 30	N/A	N/A
December 31	N/A	$67.11

The distributions declared per Class B unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2008	2007

March 31	N/A	N/A
June 30	N/A	N/A
September 30	N/A	N/A
December 31	N/A	$67.11

The distributions declared per Class C unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2008	2007

March 31	N/A	N/A
June 30	N/A	N/A
September 30	N/A	N/A
December 31	N/A	$67.11

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

In January 2006, October 2006, and December 2007, we paid liquidating distributions of approximately $1,500,000, or $251.68 per unit, $1,000,000, or $167.79 per unit, and $400,000, or $67.11 per unit, respectively, to our unit holders. No liquidating distributions were paid in 2008.

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

We have no equity compensation plans as of December 31, 2008.

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

	Liquidation Basis
	As of December 31,
Selected Financial Data(1)	2008	2007	2006	2005

STATEMENT OF NET ASSETS:
Total assets	$3,980,000	$6,191,000	$6,884,000	$9,571,000
Net assets in liquidation(2)	$3,980,000	$5,928,000	$6,819,000	$8,689,000
Net asset value per Class A unit(2)	$846.06	$1,193.31	$1,347.99	$1,401.37
Net asset value per Class B unit(2)	$654.02	$980.85	$1,130.38	$1,190.51
Net asset value per Class C unit(2)	$500.09	$806.51	$950.90	$1,017.77

	Liquidation Basis
				Period from
				August 31,
				2005
	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005

STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$5,928,000	$6,819,000	$8,689,000	$24,845,000
Changes to reserve for estimated costs in excess of estimated receipts during liquidation	457,000	(198,000)	806,000	(652,000)
Net (decrease) increase in fair value	(2,405,000)	(293,000)	(176,000)	496,000
Distributions to unit holders	—	(400,000)	(2,500,000)	(16,000,000)

Change in net assets in liquidation	(1,948,000)	(891,000)	(1,870,000)	(16,156,000)

Net assets in liquidation, end of period	$3,980,000	$5,928,000	$6,819,000	$8,689,000

Going Concern Basis
As of December 31,
Selected Financial Data(1)	2004

BALANCE SHEET DATA:
Total assets	$73,235,000
Mortgage loans payable, including property held for sale	$42,172,000
Unit holders’ equity	$19,331,000
Book value per unit	$3,243.46

	Going Concern Basis
	Period from
	January 1,
	2005
	through	Year Ended
	August 31,	December 31,
	2005	2004

OPERATING DATA:
Total revenues	$—	$—

Income (loss) from continuing operations before discontinued operations and gain on sale of real estate investments	431,000	(380,000)
Discontinued operations, including gain on sale	7,723,000	196,000

Net income (loss)	$8,154,000	$(184,000)

OTHER DATA:
Cash flows provided by operating activities	$3,378,000	$2,984,000
Cash flows provided by (used in) investing activities	22,977,000	(2,170,000)
Cash flows used in financing activities	(22,334,000)	(1,326,000)
Distributions declared	$12,844,000	$2,450,000
Distributions declared per unit(3)	$2,155	$410

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	The net assets in liquidation as of December 31, 2008, 2007, 2006 and 2005 of $3,980,000, $5,928,000, $6,819,000 and $8,689,000, respectively, plus the cumulative liquidating distributions to our unit holders through December 31, 2008, 2007, 2006 and 2005 of approximately $18,900,000 (or $3,171.22 per unit), $18,900,000 (or $3,171.22 per unit), $18,500,000 (or $3,104.10 per unit) and $16,000,000 (or $2,936.24 per unit), respectively, would result in liquidating distributions per unit of approximately $4,017.28 for Class A, $3,825.24 for Class B and $3,671.31 for Class C; $4,364.53 for Class A, $4,152.07 for Class B and $3,977.73 for Class C; $4,452.09 for Class A, $4,234.48 for Class B and $4,055.00 for Class C; and $4,337.61 for Class A, $4,126.75 for Class B and $3,954.01 for Class C as of December 31, 2008, 2007, 2006 and 2005, respectively.

(3)	Distributions per unit are based upon our weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2008 and 2007 (liquidation basis), together with the changes in net assets for the three years ended December 31, 2008, 2007 and 2006.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. We intend those forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of us, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have an adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions generally and the real estate market specifically; legislative/regulatory changes; availability of capital; changes in interest rates; competition in the real estate industry; supply and demand for operating properties in our current market areas; changes in accounting principles generally accepted in the United States of America, or GAAP, policies and guidelines applicable to us; predictions of the amount of liquidating distributions to be received by unit holders; statements regarding the timing of asset dispositions and the sales price we will receive for assets; the effect of the liquidation; our ongoing relationship with our Manager (as defined below); litigation; and the implementation and completion of our plan of liquidation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the United States Securities and Exchange Commission, or the SEC.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name. In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed its name to Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc., respectively. As a result, our Manager is managed by executive officers appointed by the board of directors of Grubb & Ellis and is no longer managed by a board of managers.

Business Strategy and Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Securities and Exchange Act of 1934, as amended, or the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of that act. As a result of (i) current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect the Congress Center property to sell by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

In accordance with our plan of liquidation, the Congress Center property is actively managed to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. However, due to the adoption of our plan of liquidation, we will not acquire any new properties, and are focused on liquidating our interest in the Congress Center property.

For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Dispositions in 2008, 2007 and 2006

We did not have any property dispositions during the years ended December 31, 2008, 2007 and 2006.

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

The Congress Center property is continually evaluated and we adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our current value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

Asset (Reserve) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting, filing and liquidation costs. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

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

The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2008 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2007	and (Receipts)	Estimates	2008

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,228,000	$(177,000)	$97,000	$1,148,000
Liabilities:
Liquidation costs	(1,491,000)	52,000	485,000	(954,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$(263,000)	$(125,000)	$582,000	$194,000

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2007 was as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2006	(Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,549,000	$(410,000)	$89,000	$1,228,000
Liabilities:
Liquidation costs	(1,614,000)	159,000	(36,000)	(1,491,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(65,000)	$(251,000)	$53,000	$(263,000)

Net Assets in Liquidation

The net assets in liquidation of $3,980,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2008, would result in liquidating distributions per unit of approximately $4,017.28 for Class A, $3,825.24 for Class B and $3,671.31 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.

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

Scheduled Lease Expirations

As of December 31, 2008, the Congress Center property was 79.2% leased to 12 tenants. None of the leases at the Congress Center property expire during 2009. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by March 31, 2010, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes in Net Assets In Liquidation

For the Year Ended December 31, 2008

Net assets in liquidation decreased $1,948,000, or $326.85 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets in liquidation was a decrease in the value of our interest in the Congress Center property of $2,530,000, or $424.50 per unit. This decrease in value was a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $457,000, or $76.68 per unit, which was a result of a change in estimate primarily due to the change in the projected sales date of the Congress Center property. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation resulted in an asset for estimated receipts in excess of estimated costs as of December 31, 2008.

For the Year Ended December 31, 2007

Net assets in liquidation decreased $891,000, or $149.50 per unit, during the year ended December 31, 2007. The primary reason for the decrease in our net assets in liquidation was the payment of $400,000, or $67.11 per unit, in distributions to our unit holders in December 2007 and a decrease in the value of our interest in the Congress Center property of $544,000, or $91.28 per unit. This decrease in value was a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $198,000, or $33.22 per unit, which was a result of a change in estimate primarily due to the change in the projected sales date of the Congress Center property.

For the Year Ended December 31, 2006

Net assets in liquidation decreased $1,870,000, or $313.76 per unit, during the year ended December 31, 2006. The primary reason for the decrease in our net assets in liquidation was due to the payment of $1,500,000, or $251.68 per unit, and $1,000,000, or $167.79 per unit, in distributions to our unit holders in January 2006 and October 2006, respectively, and a decrease in the value of our interest in the Congress Center property of $785,000, or $131.71 per unit. This decrease in value was a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $1,415,000, or $237.42 per unit, which was a result of a change in estimate primarily due to the change in the projected sales date of the Congress Center property. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation resulted in an asset for estimated receipts in excess of estimated costs as of December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2008, our total assets and net assets in liquidation were $3,980,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of our interest in the

Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of the Congress Center property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

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

Our plan of liquidation gives our Manager the power to sell our interest in the Congress Center property without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell the Congress Center property by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. During the year ended December 31, 2008, we paid no liquidating distributions. We paid liquidating distributions of $400,000, or $67.11 per unit, to our unit holders during the year ended December 31, 2007. The source for payment of these distributions was funds from operating activities. Following payment of the April 2005 monthly distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at its discretion.

As of December 31, 2008, we estimate that we will have $954,000 of commitments and expenditures during the liquidation period, comprised mainly of $905,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

An adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgage loans. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lender, the maturity dates for the mortgage loans could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

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

If we experience lower occupancy levels and reduced rental rates at the Congress Center property, reduced revenues as a result of asset sales, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

Capital Resources

General

Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

The primary uses of cash are to fund liquidating distributions to our unit holders and for operating expenses. We may also regularly require capital to invest in the Congress Center property in connection with routine capital improvements, and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.

In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our interest in the Congress Center property.

Financing

As of December 31, 2008 and 2007, there are no consolidated mortgage loan payables outstanding.

As of December 31, 2008 and 2007, there were no consolidated restricted cash balances held as credit enhancements or as reserves for property taxes, capital expenditures and capital improvements.

We believe that our net cash provided by operating activities and net proceeds from the anticipated sale of our interest in the Congress Center property will together provide sufficient liquidity to meet our cash needs during the liquidation period.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $94,839,000 and $96,101,000 as of December 31, 2008 and 2007, respectively. Our proportionate share of the mortgage debt was $11,646,000 and $11,801,000 as of December 31, 2008 and 2007, respectively.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2008, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Marketing efforts are continuing to re-lease the space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our unit holders.

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

Debt Service Requirements

As of December 31, 2008, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2008, all consolidated contractual obligations have been repaid in full.

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

Subsequent Events

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 42.5% ownership interest, entered into a purchase and sale agreement to sell the Congress Center property to FSP Congress Center LLC, or FSP, an unaffiliated third party, for an aggregate sales price of $130,000,000. We own, through NNN Congress Center, LLC, a 12.3% interest in the Congress Center property. On January 13, 2009, FSP elected to terminate the agreement as provided for under its terms. Our Manager continues to market the Congress Center property for sale.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2008, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.

See the index at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Manager’s chief executive officer and financial reporting manager, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s chief executive officer and financial reporting manager, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Manager’s chief executive officer and financial reporting manager concluded that these disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control over Financial Reporting.  The management of our Manager is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the management of our Manager, including our Manager’s chief executive officer and financial reporting manager, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 9, 2009, we have no directors or executive officers.

We are managed by Grubb & Ellis Realty Investors, LLC, or our Manager, and the executive officers and employees of our Manager provide services to us pursuant to the terms of an operating agreement, or the Operating Agreement.

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

The following table and biographical descriptions set forth certain information with respect to our principal executive officer and principal accounting officer, as of March 9, 2009.

Name	Age	Position	Term of Office

Jeffrey T. Hanson	39	Principal Executive Officer	Since 2008
Courtney A. Brower	30	Principal Accounting Officer	Since 2007

There are no family relationships between our principal executive officer and principal accounting officer.

Jeffrey T. Hanson has served as the president and chief investment officer of our Manager since December 2007 and January 2007, respectively. In connection with his capacity as president of our Manager, Mr. Hanson has served as our principal executive officer since July 2008. He has also served as the chief investment officer of NNN Realty Advisors since September 2006. Mr. Hanson has also served as the executive vice president, investment programs, of Grubb & Ellis since December 2007. Mr. Hanson has also served as the president and chief executive officer of Triple Net Properties Realty, Inc., or Realty, since July 2006 and as its chairman of the board of directors since April 2007. Mr. Hanson’s responsibilities include managing our manager’s real estate portfolio and directing acquisitions and dispositions nationally for our manager’s public and private real estate programs. Mr. Hanson has also served as the chief investment officer of NNN Realty Advisors since its formation in September 20006 and as chief executive officer of Grubb & Ellis Healthcare REIT Advisor, LLC since January 2009. From 1996 to July 2006, Mr. Hanson served in various capacities with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office, including senior vice president. During this period with Grubb & Ellis, he managed investment sale assignments throughout Southern California and other Western US markets for major private and institutional clients. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.

Courtney A. Brower has served as a financial reporting manager of our Manager since July 2004. In connection with her capacity as financial reporting manager of our Manager, Ms. Brower has served as our principal accounting officer since March 2007. Ms. Brower has also served as the chief accounting officer of G REIT, Inc. from January 2006 to January 2008, the chief accounting officer of T REIT, Inc. from December 2006 to July 2007, and as a senior REIT accountant of our Manager from October 2003 to July 2004. From September 2001 to October 2003, Ms. Brower gained public accounting experience while employed at Deloitte & Touche, LLP. Ms. Brower is a Certified Public Accountant and received a B.A. degree in Business-Economics with a minor in Accounting from the University of California, Los Angeles. In connection with her capacity as financial reporting manager of our Manager,

Fiduciary Relationship of our Manager to Us

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own 10.0% or more of a registered class of our equity securities to report their beneficial ownership of our units (and any related options) to the SEC. Their initial report must be filed using the SEC’s Form 3 and they must report subsequent stock purchases, sales, option exercises and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. In some cases, such as changes in ownership arising from gifts and inheritances, the SEC allows delayed reporting at year-end on Form 5. Officers, directors and greater than 10.0% unit holders are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

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

Executive and Director Compensation

We have no employees, executive officers or directors to whom we pay compensation. Our day-to-day management is performed by certain employees and executive officers of our Manager and its affiliates. We pay these entities fees and reimburse expenses pursuant to our Operating Agreement. As a result, we do not have a compensation policy or program and have not included a Compensation Discussion and Analysis in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

PRINCIPAL UNIT HOLDERS

The following table shows, as of March 9, 2009, the number and percentage of units owned by

•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;

•	our Manager;

•	our Manager’s officer and key employee who serve as our principal executive officer and principal accounting officer; and

•	all of our directors and executive officers as a group.

	Beneficially	Percentage of
	Owned No.	Outstanding
Name of Beneficial Owners(1)	of Units	Units

Our Manager	None	0.0%
Jeffrey T. Hanson	None	0.0%
Courtney A. Brower	None	0.0%
All of our directors and executive officers as a group(2)	—	—%

(1)	The address of each beneficial owner listed is 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	We have no directors or executive officers of our own.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.

Equity Compensation Plan Information

We have no equity compensation plans as of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2008, 2007 and 2006.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2008, 2007 and 2006, we incurred $4,000, $13,000, and $5,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2008, 2007 and 2006. Based on the valuation of our portfolio as of December 31, 2008 and 2007, we have reserved for an estimated distribution to our Manager of $905,000 and $1,391,000, respectively.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross revenue of the properties. For the years ended December 31, 2008, 2007, and 2006, we did not incur any property management fees to Realty.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2008, 2007, and 2006, we did not incur any lease commissions to Realty.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2008, 2007, and 2006, we did not incur any project fees to Realty.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2008, 2007, and 2006, we did not incur any real estate disposition fees to Realty.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. For the years ended December 31, 2008, 2007, and 2006, we did not incur any loan fees to Realty.

Manager’s Ownership Interest in the Company

As of December 31, 2008 and 2007, our Manager and its executive officers did not own any units in us.

Costs Incurred in Connection with Public Company Filings and Rent

Our Manager has voted and approved that all costs associated with compliance with public company filings will be borne by our Manager and are not included in the financial statements. These costs include, but are not limited to, audit and legal fees as well as the cost of compliance with the Sarbanes-Oxley Act. We do not maintain offices separate from those of our Manager. While our Manager allows us to use a portion of the Manager’s office space located at 1551 N. Tustin Avenue, Suite 300 in Santa Ana, California, our Manager does not collect rent from us for our use of that space.

Item 14.	Principal Accounting Fees and Services.

Deloitte & Touche, LLP, has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2008, 2007 and 2006.

Our Manager, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2008 and 2007:

Services	2008	2007

Audit Fees(1)	$127,000	$123,000

(1)	Audit fees billed in 2008 and 2007 consisted of the audits of our annual financial statements, reviews of our quarterly financial statements, and other services related to filings with the SEC.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of
NNN 2002 Value Fund, LLC

We have audited the accompanying consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2008, 2007 and 2006 applied on the basis described in the preceding paragraph.

/s/  Deloitte & Touche, LLP

Los Angeles, California
March 6, 2009

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2008 and 2007

	As of December 31,
	2008	2007

ASSETS
Investment in unconsolidated real estate	$3,401,000	$5,931,000
Cash and cash equivalents	385,000	260,000
Asset for estimated receipts in excess of estimated costs during liquidation	194,000	—

Total assets	3,980,000	6,191,000

LIABILITIES
Reserve for estimated costs in excess of estimated receipts during liquidation	—	263,000

Total liabilities	—	263,000

Commitments and contingencies (Note 8)
Net assets in liquidation	$3,980,000	$5,928,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2008, 2007 and 2006

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net assets in liquidation, beginning of period	$5,928,000	$6,819,000	$8,689,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating loss	48,000	144,000	45,000
Distributions received from unconsolidated property	(173,000)	(395,000)	(654,000)
Change in estimated receipts (costs) in excess of costs (receipts) during liquidation	582,000	53,000	1,415,000

Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	457,000	(198,000)	806,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(2,530,000)	(544,000)	(785,000)
Change in assets and liabilities due to activity in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	125,000	251,000	609,000

Net decrease in fair value	(2,405,000)	(293,000)	(176,000)

Distributions to unit holders	—	(400,000)	(2,500,000)

Change in net assets in liquidation	(1,948,000)	(891,000)	(1,870,000)

Net assets in liquidation, end of period	$3,980,000	$5,928,000	$6,819,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006

1.	Organization and Description of Business

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties for approximately three to five years after the acquisition thereof. As of December 31, 2008, we own a 12.3% interest in one unconsolidated property, Congress Center, or the Congress Center property, located in Chicago, Illinois.

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

In the fourth quarter of 2006, NNN Realty Advisors, Inc., or NNN Realty Advisors, acquired all of the outstanding ownership interests of Triple Net Properties, LLC, NNN Capital Corp. and Realty. On December 7, 2007, NNN Realty Advisors merged with and into a wholly owned subsidiary of Grubb & Ellis Company, or Grubb & Ellis. The combined company retained the Grubb & Ellis name. In connection with the merger, Triple Net Properties, LLC and NNN Capital Corp. changed their name to Grubb & Ellis Realty Investors, LLC, and Grubb & Ellis Securities, Inc., respectively. As a result, our Manager is managed by executive officers appointed by the board of directors of Grubb & Ellis and is no longer managed by a board of managers.

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
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

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
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased. Certificates of deposit and short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2008 and 2007, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.

As of December 31, 2008, we had an unconsolidated interest in the Congress Center property located in Chicago, Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

As of December 31, 2008, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2008, as follows:

		Percentage of	Square	Lease
	2008 Annual	2008 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date

Department of Homeland Security	$3,473,000	28.8%	76,000	April 2012
North American Co. Life and Health Ins	$2,421,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	37,000	Feb. 2013

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.

As of December 31, 2007, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2007, as follows:

		Percentage of	Square	Lease
	2007 Annual	2007 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date

Department of Homeland Security	$3,408,000	25.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,371,000	17.8%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,028,000	15.3%	90,000	Dec. 2013
United States Treasury Department	$1,614,000	12.1%	37,000	Feb. 2013
Employer’s Reinsurance Corporation(1)	$1,513,000	11.4%	67,000	Jan. 2008	(2)

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2007.

(1)	Employer’s Reinsurance Corporation was previously referred to as GE Insurance Solutions in our periodic SEC filings.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

(2)	On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year beginning on or before November 15, 2007, provided the provisions of SFAS No. 157 are applied. We adopted SFAS No. 159 on a prospective basis on January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within notes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

3.	Asset (Reserve) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) During Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting, filing and liquidation costs. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied by the Congress Center property towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property.

The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2008 was as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2007	(Receipts)	Estimates	2008

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,228,000	$(177,000)	$97,000	$1,148,000
Liabilities:
Liquidation costs	(1,491,000)	52,000	485,000	(954,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$(263,000)	$(125,000)	$582,000	$194,000

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the year ended December 31, 2007 was as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2006	(Receipts)	Estimates	2007

Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,549,000	$(410,000)	$89,000	$1,228,000
Liabilities:
Liquidation costs	(1,614,000)	159,000	(36,000)	(1,491,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(65,000)	$(251,000)	$53,000	$(263,000)

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

4.	Net Assets in Liquidation

Net assets in liquidation decreased $1,948,000, or $326.85 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets in liquidation was a decrease in the value of our interest in the Congress Center property of $2,530,000, or $424.50 per unit. This decrease was a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $457,000, or $76.68 per unit, which was a result of a change in estimate primarily due to the change in the projected sales date of the Congress Center property. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation resulted in an asset for estimated receipts in excess of estimated costs as of December 31, 2008.

Net assets in liquidation decreased $891,000, or $149.50 per unit, during the year ended December 31, 2007. The primary reason for the decrease in our net assets in liquidation was due to the payment of $400,000, or $67.11 per unit, in distributions to our unit holders in December 2007 and a decrease in the value of our interest in the Congress Center property of $544,000, or $91.28 per unit. This decrease was a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $198,000, or $33.22 per unit, which was a result of a change in estimate primarily due to the change in the projected sales date of the Congress Center property.

The net assets in liquidation of $3,980,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2008 would result in liquidating distributions per unit of approximately $4,017.28 for Class A, $3,825.24 for Class B and $3,671.31 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5.	Real Estate Investments

As of December 31, 2008 and 2007, our real estate investment is comprised of a 12.3% interest in the Congress Center property, located in Chicago, Illinois.

Dispositions in 2008, 2007 and 2006

We did not have any property dispositions during the years ended December 31, 2008, 2007 and 2006.

6.	Unit Holders’ Equity

There are three classes of units with different rights with respect to distributions. As of December 31, 2008 and 2007, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the years ended December 31, 2008, 2007 and 2006 and our Manager did not receive any such distributions for these periods.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

During the years ended December 31, 2008, 2007 and 2006, distributions of $0, $400,000 and $2,500,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2008, 2007 and 2006.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2008, 2007 and 2006, we incurred $4,000, $13,000, and $5,000, respectively, to our Manager for reimbursement of non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2008, 2007 and 2006. Based on the valuation of our portfolio as of December 31, 2008 and 2007, we have reserved for an estimated distribution to our Manager of $905,000 and $1,391,000, respectively.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross revenue of the properties. For the years ended December 31, 2008, 2007, and 2006, we did not incur any property management fees to Realty.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2008, 2007, and 2006, we did not incur any lease commissions to Realty.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2008, 2007, and 2006, we did not incur any project fees to Realty.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2008, 2007, and 2006, we did not incur any real estate disposition fees to Realty.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. For the years ended December 31, 2008, 2007, and 2006, we did not incur any loan fees to Realty.

8.	Commitments and Contingencies

Litigation

Neither we nor the Congress Center property are presently subject to any other material litigation nor, to our knowledge, is any material litigation threatened against us or our one remaining unconsolidated property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

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
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $94,839,000 and $96,101,000 as of December 31, 2008 and 2007, respectively. Our proportionate share of the mortgage debt was $11,646,000 and $11,801,000 as of December 31, 2008 and 2007, respectively.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2008, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2008, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Marketing efforts are continuing to re-lease the space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our unit holders.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years ended December 31, 2008, 2007 and 2006-(Continued)

9.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the unaudited selected quarterly financial data when read in conjunction with the consolidated financial statements.

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Net assets in liquidation, beginning of period	$4,579,000	$5,543,000	$5,970,000	$5,928,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	(4,000)	314,000	229,000	(82,000)
Net (decrease) increase in fair value	(595,000)	(1,278,000)	(656,000)	124,000

Change in net assets in liquidation	(599,000)	(964,000)	(427,000)	42,000

Net assets in liquidation, end of period	$3,980,000	$4,579,000	$5,543,000	$5,970,000

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Net assets in liquidation, beginning of period	$6,703,000	$6,877,000	$6,803,000	$6,819,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	172,000	(303,000)	2,000	(69,000)
Net (decrease) increase in fair value	(547,000)	129,000	72,000	53,000
Liquidating distributions to unit holders	(400,000)	—	—	—

Change in net assets in liquidation	(775,000)	(174,000)	74,000	(16,000)

Net assets in liquidation, end of period	$5,928,000	$6,703,000	$6,877,000	$6,803,000

10.	Subsequent Events

On October 31, 2008, we, through NNN Congress Center, LLC, of which we own a 42.5% ownership interest, entered into a purchase and sale agreement to sell the Congress Center property to FSP Congress Center LLC, or FSP, an unaffiliated third party, for an aggregate sales price of $130,000,000. We own, through NNN Congress Center, LLC, a 12.3% interest in the Congress Center property. On January 13, 2009, FSP elected to terminate the agreement as provided for under its terms. Our Manager continues to market the Congress Center property for sale.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC
(Registrant)

By: Grubb & Ellis Realty Investors, LLC, its Manager

Date: March 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2009 Date	/s/ Jeffrey T. Hanson Jeffrey T. Hanson President Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

March 9, 2009 Date	/s/ Courtney A. Brower Courtney A. Brower Financial Reporting Manager Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2008 (and are numbered in accordance with Item 601 of Regulation S-K).

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