Form 10-Q
period 2009-03-31
NNN 2002 VALUE FUND LLC
filed 2009-05-13
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51098

NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1551 N. Tustin Avenue, Suite 300 Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

(714) 667-8252
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

☑Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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

☐Yes     ☑No

As of May 13, 2009, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia limited liability company)

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2009 (Unaudited) and December 31, 2008 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2009 (Unaudited) and 2008 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
Item 4T.	Controls and Procedures	20

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

SIGNATURES		22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of March 31, 2009 (Unaudited) and December 31, 2008 (Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Investment in unconsolidated real estate	$2,942,000	$3,401,000
Cash and cash equivalents	366,000	385,000
Asset for estimated receipts in excess of estimated costs during liquidation	210,000	194,000

Total assets	3,518,000	3,980,000

LIABILITIES
Commitments and contingencies (Note 8)
Net assets in liquidation	$3,518,000	$3,980,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three Months Ended March 31, 2009 (Unaudited) and 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008

Net assets in liquidation, beginning of period	$3,980,000	$5,928,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating loss	18,000	1,000
Distributions received from unconsolidated property	—	(86,000)
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(2,000)	3,000

Changes to reserve for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	16,000	(82,000)

Change in fair value of assets and liabilities:
Change in fair value of investment in unconsolidated real estate	(459,000)	39,000
Change in assets and liabilities due to activity in asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	(19,000)	85,000

Net (decrease) increase in fair value	(478,000)	124,000

Change in net assets in liquidation	(462,000)	42,000

Net assets in liquidation, end of period	$3,518,000	$5,970,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months ended March 31, 2009 and 2008
(Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1.	Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of March 31, 2009, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of March 31, 2009, 78.9% of the total GLA of the Congress Center property was leased.

Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for the Congress Center property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Plan of Liquidation

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged Robert A. Stanger & Co., Inc., or Stanger, to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. On June 16, 2005, Stanger opined that our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable from a financial point of view. Actual values realized from the sale of our assets and the settlement of liabilities may differ materially from the amounts estimated. We continually evaluate our interest in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our 12.3%

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

interest in the Congress Center property by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

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

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 9, 2009.

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

We continually evaluate our 12.3% interest in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present estimated liquidation value materially differs from our expected net sale price, we will adjust our liquidation value accordingly.

Segments

The FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in an unconsolidated office building. As such, our operations have been aggregated into one reportable segment for the three months ended March 31, 2009 and 2008.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the three months ended March 31, 2009 was as follows:

		Cash Payments	Change in
	December 31, 2008	and (Receipts)	Estimates	March 31, 2009

Assets:
Estimated net inflows from unconsolidated operating activities	$1,148,000	$—	$(107,000)	$1,041,000
Liabilities:
Liquidation costs	(954,000)	18,000	105,000	(831,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$194,000	$18,000	$(2,000)	$210,000

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the three months ended March 31, 2008 was as follows:

		Cash Payments	Change in
	December 31, 2007	and (Receipts)	Estimates	March 31, 2008

Assets:
Estimated net inflows from unconsolidated operating activities	$1,228,000	$(87,000)	$41,000	$1,182,000
Liabilities:
Liquidation costs	(1,491,000)	2,000	(38,000)	(1,527,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(263,000)	$(85,000)	$3,000	$(345,000)

4.	Net Assets in Liquidation

Net assets in liquidation decreased by $462,000, or $77.52 per unit, during the three months ended March 31, 2009. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of the Congress Center property of $459,000, or $77.01 per unit, as a result of a decrease in the anticipated sale price.

Net assets in liquidation increased by $42,000, or $7.05 per unit, during the three months ended March 31, 2008. The primary reason for the increase in our net assets was due to an increase in the liquidation value of $39,000, or $6.54 per unit, of the Congress Center property as a result of the principal payments made on the mortgage loan of the Congress Center property and an increase in cash of $85,000, or $14.26 per unit, primarily as a result of distributions received from the Congress Center property, offset by an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $82,000, or $13.76 per unit, as a result of changes in estimates of net cash flows due to the extension of the anticipated sale date of the Congress Center property.

The net assets in liquidation of $3,518,000 as of March 31, 2009, plus liquidating distributions to our unit holders of $18,900,000 through March 31, 2009, would result in liquidating distributions to our unit holders per unit of approximately $3,934.99 for Class A, $3,747.79 for Class B and $3,598.70 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.

5.	Investment in Unconsolidated Real Estate

As of March 31, 2009 and December 31, 2008, our sole real estate investment is comprised of a 12.3% interest in the Congress Center property, located in Chicago, Illinois.

6.	Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of March 31, 2009 and December 31, 2008, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital,

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the three months ended March 31, 2009 and 2008 and our Manager did not receive any such distributions for these periods.

Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.

There were no distributions declared during the three months ended March 31, 2009 and 2008. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur, and therefore was not reimbursed for, any such expenses, costs or fees for the three months ended March 31, 2009 and 2008.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. Our Manager did not incur any non-public company compliance costs, and therefore was not reimbursed for, any such costs for the three months ended March 31, 2009 and 2008.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three months ended March 31, 2009 and 2008. Based on the valuation of our portfolio as of March 31, 2009 and December 31, 2008, we have reserved an estimated distribution to our Manager of $790,000 and $905,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our interim unaudited condensed consolidated statements of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.

Property Management Fees

We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. We did not incur any property management fees for the three months ended March 31, 2009 and 2008.

Lease Commissions

We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. We did not incur any lease commissions for the three months ended March 31, 2009 and 2008.

Project Fees

We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. We did not incur any construction management fees for the three months ended March 31, 2009 and 2008.

Real Estate Disposition Fees

We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. We did not incur any real estate disposition fees for the three months ended March 31, 2009 and 2008.

Loan Fees

We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Property Management Agreement. We did not incur any loan fees for the three months ended March 31, 2009 and 2008.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

8.	Commitments and Contingencies

Litigation

Neither we or the Congress Center property are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

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

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $94,490,000 and $94,839,000 as of March 31, 2009 and December 31, 2008, respectively. Our pro rata share of the mortgage debt was $11,603,000 and $11,646,000 as of March 31, 2009 and December 31, 2008, respectively.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of March 31, 2009, the Congress Center property was in compliance with all such covenants.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Unconsolidated Debt Due to Related Party

On February 1, 2008, the Congress Center property, of which we own a 12.3% interest, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured note. All principal together with all accrued interest was paid in full on June 9, 2008.

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.

9.	Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of March 31, 2009 and December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

As of March 31, 2009, we owned a 12.3% interest in the Congress Center property, located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

As of March 31, 2009, we had no consolidated properties, however five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the three months ended March 31, 2009, as follows:

		Percentage of		Square	Lease
	2009 Annual	2009 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Department of Homeland Security	$3,473,000	28.3%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,472,000	20.1%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.3%	Congress Center	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	Congress Center	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.2%	Congress Center	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2009.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

As of March 31, 2008, we had no consolidated properties, however four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the three months ended March 31, 2008, as follows:

		Percentage of		Square	Lease
	2008 Annual	2008 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date

Department of Homeland Security	$3,408,000	28.4%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,421,000	20.2%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.3%	Congress Center	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.7%	Congress Center	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2009 and December 31, 2008 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2009 and 2008 (liquidation basis).

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

Grubb & Ellis Realty Investors, LLC, or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Property Realty Inc., or Realty, to provide various services to Congress Center, located in Chicago, Illinois, or the Congress Center property, of which we own a 12.3% interest. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

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

We continually evaluate our 12.3% interest in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement for the sale of our real property asset or become aware of market conditions or other circumstances that indicate that the present value of our real property asset materially differs from our expected net sale price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders on September 7, 2005, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our 12.3% interest in the Congress Center property by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

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

Property Dispositions

We did not have any property dispositions during the three months ended March 31, 2009 and 2008.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 9, 2009.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K.

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

Scheduled Lease Expirations

As of March 31, 2009, the Congress Center property was 78.9% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2009. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by December 31, 2009, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then Board of Managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes in Net Assets in Liquidation

Three Months Ended March 31, 2009 and 2008

Net assets in liquidation decreased by $462,000, or $77.52 per unit, during the three months ended March 31, 2009. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of the Congress Center property of $459,000, or $77.01 per unit, as a result of a decrease in the anticipated sale price.

Net assets in liquidation increased by $42,000, or $7.05 per unit, during the three months ended March 31, 2008. The primary reason for the increase in our net assets was due to an increase in the liquidation value of $39,000, or $6.54 per unit, of the Congress Center property as a result of the principal payments made on the mortgage loan of the Congress Center property and an increase in cash of $85,000, or $14.26 per unit, primarily as a result of distributions received from the Congress Center property, offset by an increase in the reserve for estimated costs in excess of estimated receipts during liquidation of $82,000, or $13.76 per unit, as a result of changes in estimates of net cash flows due to the extension of the anticipated sale date of the Congress Center property.

The net assets in liquidation of $3,518,000 as of March 31, 2009, plus liquidating distributions to our unit holders of $18,900,000 through March 31, 2009, would result in liquidating distributions to our unit holders per unit of approximately $3,934.99 for Class A, $3,747.79 for Class B and $3,598.70 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.

Liquidity and Capital Resources

As of March 31, 2009, our total assets and net assets in liquidation were $3,518,000. Our ability to meet our obligations is contingent upon the disposition of our asset in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of our interest in the Congress Center property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our 12.3% interest in the Congress Center property by December 31, 2009 and anticipate completing our plan of liquidation by March 31, 2010.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the three months ended March 31, 2009. Following payment of the monthly April 2005 distribution, the then Board of Managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.

As of March 31, 2009, we estimate that we will have $831,000 of commitments and expenditures during the liquidation period, comprised mainly of $790,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

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

The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of our interest in the Congress Center property might be less, or significantly less, than currently estimated, including, among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of our interest in the Congress Center property may be higher than currently estimated if market values increase.

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow, disposition of our interest in the Congress Center property, and additional long-term secured borrowings on the Congress Center property. We do not intend to reserve funds to retire existing debt upon maturity on the Congress Center property. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the remaining one unconsolidated property.

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

Financing

As of March 31, 2009 and December 31, 2008, we had no consolidated mortgage loans outstanding.

We did not have any consolidated restricted cash balances as of March 31, 2009 and December 31, 2008 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.

On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease effective January 1, 2008 at the Congress Center property. Effective January 1, 2008, Employer’s Reinsurance Corporation’s lease was terminated. Pursuant to the Property Reserves Agreement with the lender, the lender is entitled to receive an early termination fee penalty of $3,800,000 from the borrower (all the owners of the Congress Center property) to be placed in a reserve account controlled by the lender. In addition, the lender is entitled to receive $225,000 on a monthly basis beginning January 1, 2007 and continuing through and including the payment date occurring on December 1, 2007 from the borrower. Beginning January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In the event that the Congress Center property does not generate sufficient funds from operations to satisfy the monthly reserve payments to the lender, it is anticipated that the borrower will obtain an unsecured loan from our Manager or its affiliates or we will advance the required amounts to the lender on behalf of the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of March 31, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. Our Manager has begun marketing efforts to re-lease the space as a result of the lease termination on January 1, 2008, however, our delay or failure to replace this tenant may reduce or delay our liquidating distributions to our unit holders.

We believe that our cash balance of $366,000 as of March 31, 2009 and net proceeds from the sale of our 12.3% interest in the Congress Center property will together provide sufficient liquidity to meet our cash needs during the next 12 months from March 31, 2009.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $94,490,000 and $94,839,000 as of March 31, 2009 and December 31, 2008, respectively. Our pro rata share of the mortgage debt was $11,603,000 and $11,646,000 as of March 31, 2009 and December 31, 2008, respectively.

The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of March 31, 2009, the Congress Center property was in compliance with all such covenants.

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

Commitments and Contingencies

Insurance Coverage

Property Damage, Business Interruption, Earthquake and Terrorism

The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, the Congress Center property. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Debt Service Requirements

As of March 31, 2009, all consolidated debt has been repaid in full.

Contractual Obligations

As of March 31, 2009, all consolidated contractual obligations have been repaid in full.

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

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of March 31, 2009, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

There were no material changes in the information regarding market risk that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 9, 2009, other than those listed in Part II, Item 1A. Risk Factors.

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

As of March 31, 2009, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s president and financial reporting manager, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s president and financial reporting manager concluded that our disclosure controls and procedures were effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

Item 1.	Legal Proceedings.

Litigation

Neither we nor Congress Center, located in Chicago, Illinois, or the Congress Center property, are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A.	Risk Factors.

There are no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission, or SEC, on March 9, 2009.

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

NNN 2002 Value Fund, LLC (Registrant) By: Grubb & Ellis Realty Investors, LLC, its Manager

May 13, 2009	/s/ Jeffrey T. Hanson
Date	Jeffrey T. Hanson President Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

May 13, 2009	/s/ Courtney A. Brower
Date	Courtney A. Brower Financial Reporting Manager Grubb & Ellis Realty Investors, LLC the Manager of NNN 2002 Value Fund, LLC (principal accounting officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

2.1		NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by unit holders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference).

3.1		Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002 (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).

10.1		Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).

10.2		Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference).

31	.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2**	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.