Form 10-Q
period 2009-06-30
NNN 2002 VALUE FUND LLC
filed 2009-08-07
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 7, 2009, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia limited liability company)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2009 (Unaudited) and December 31, 2008 (Unaudited)	2

Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2009 (Unaudited) and 2008 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

Item 4T. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of June 30, 2009 (Unaudited) and December 31, 2008 (Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

Investment in unconsolidated real estate	$2,982,000	$3,401,000
Cash and cash equivalents	369,000	385,000
Asset for estimated receipts in excess of estimated costs during liquidation	662,000	194,000

Total assets	4,013,000	3,980,000

LIABILITIES

Commitments and contingencies (Note 8)

Net assets in liquidation	$4,013,000	$3,980,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2009 (Unaudited) and 2008 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net assets in liquidation, beginning of period	$3,518,000	$5,970,000	$3,980,000	$5,928,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating (income) loss	(3,000)	41,000	16,000	42,000
Distributions received from unconsolidated property	—	(87,000)	—	(173,000)
Change in estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	455,000	275,000	452,000	278,000

Changes to reserve for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	452,000	229,000	468,000	147,000

Change in fair value of assets and liabilities:
Change in fair value of investment in unconsolidated real estate	40,000	(702,000)	(419,000)	(663,000)
Change in assets and liabilities due to activity in asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	3,000	46,000	(16,000)	131,000

Net increase (decrease) in fair value	43,000	(656,000)	(435,000)	(532,000)

Change in net assets in liquidation	495,000	(427,000)	33,000	(385,000)

Net assets in liquidation, end of period	$4,013,000	$5,543,000	$4,013,000	$5,543,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months ended June 30, 2009 and 2008
(Unaudited)
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of June 30, 2009, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of June 30, 2009, 78.9% of the total GLA of the Congress Center property was leased.
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
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Due to unfavorable conditions in the current real estate market, we have decided to extend our estimated sale date of the Congress Center property to December 31, 2010. Although we can provide no assurances, we currently expect to sell our 12.3% interest in the Congress Center property by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.

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
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. In preparing our accompanying interim unaudited condensed consolidated financial statements, management has evaluated subsequent events through August 7, 2009 (the financial statement issuance date). Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 9, 2009.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Segments
The FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in an unconsolidated office building. As such, our operations have been aggregated into one reportable segment for the three and six months ended June 30, 2009 and 2008.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC. Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements.
We have adopted SFAS No. 165, Subsequent Events (“SFAS No. 165”) effective beginning with the quarter ended June 30, 2009 and have evaluated for disclosure subsequent events that have occurred up through August 7, 2009, the financial statement issuance date.
3. Asset (Reserve) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation
Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager has agreed to bear all costs associated with public company filings, including legal, accounting and liquidation costs. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the six months ended June 30, 2009 was as follows:

		Cash Payments	Change in
	December 31, 2008	and (Receipts)	Estimates	June 30, 2009
Assets:

Estimated net inflows from unconsolidated operating activities	$1,148,000	$(1,000)	$468,000	$1,615,000

Liabilities:

Liquidation costs	(954,000)	17,000	(16,000)	(953,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$194,000	$16,000	$452,000	$662,000

The change in the reserve for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2008 was as follows:

		Cash Payments	Change in
	December 31, 2007	and (Receipts)	Estimates	June 30, 2008
Assets:

Estimated net inflows from unconsolidated operating activities	$1,228,000	$(173,000)	$216,000	$1,271,000
Liabilities:

Liquidation costs	(1,491,000)	42,000	62,000	(1,387,000)

Total reserve for estimated costs in excess of estimated receipts during liquidation	$(263,000)	$(131,000)	$278,000	$(116,000)

4. Net Assets in Liquidation
Net assets in liquidation increased by $495,000, or $83.05 per unit, to $4,013,000 during the three months ended June 30, 2009, compared to net assets in liquidation of $3,518,000 as of March 31, 2009. The primary reason for the increase in our net assets was due to an increase in our estimated receipts in excess of estimated costs during liquidation of $452,000, or $75.84 per unit, caused by the extension of our estimated sale date from December 31, 2009 to December 31, 2010 and associated changes in estimates of net cash flows.
Net assets in liquidation decreased by $427,000, or $71.64 per unit, to $5,543,000 during the three months ended June 30, 2008, compared to net assets in liquidation of $5,970,000 as of March 31, 2008. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $702,000, or $117.79 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price, offset by an increase in cash of $46,000, or $7.72 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $229,000, or $38.42 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
Net assets in liquidation increased by $33,000, or $5.54 per unit, to $4,013,000 during the six months ended June 30, 2009, compared to net assets in liquidation of $3,980,000 as of December 31, 2008. The primary reason for the increase in our net assets was an increase of $468,000, or $78.52 per unit, in our estimated receipts in excess of estimated costs during liquidation caused by the extension of our estimated sale date from December 31, 2009 to December 31, 2010 and associated changes in estimates of net cash flows. The increase was offset by a decrease in the liquidation value of our one remaining unconsolidated property of $419,000, or $70.30 per unit, which is a result of a decrease in the anticipated sale price.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Net assets in liquidation decreased by $385,000, or $64.60 per unit, to $5,543,000 during the six months ended June 30, 2008, compared to net assets in liquidation of $5,928,000 as of December 31, 2007. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $663,000, or $111.24 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price, offset by an increase in cash of $131,000, or $21.98 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $147,000, or $24.66 per unit, which is a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
The net assets in liquidation of $4,013,000 as of June 30, 2009, plus liquidating distributions to our unit holders of $18,900,000 through June 30, 2009, would result in liquidating distributions to our unit holders per unit of approximately $4,023.13 for Class A, $3,830.75 for Class B and $3,676.47 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.
5. Investment in Unconsolidated Real Estate
As of June 30, 2009 and December 31, 2008, our sole real estate investment is comprised of a 12.3% interest in the Congress Center property, located in Chicago, Illinois.
6. Unit Holders’ Equity
There are three classes of units, each with different rights with respect to distributions. As of June 30, 2009 and December 31, 2008, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the three and six months ended June 30, 2009 and 2008 and our Manager did not receive any such distributions for these periods.
Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.
There were no distributions declared during the three and six months ended June 30, 2009 and 2008. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.
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
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur, and therefore, was not reimbursed for, any such expenses, costs or fees for the three and six months ended June 30, 2009 and 2008.
Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. Our Manager did not incur any non-public company compliance costs, and therefore, was not reimbursed for any such costs for the three and six months ended June 30, 2009 and 2008.
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three and six months ended June 30, 2009 and 2008. Based on the valuation of our one remaining unconsolidated property as of June 30, 2009 and December 31, 2008, we have reserved an estimated distribution to our Manager of $913,000 and $905,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our interim unaudited condensed consolidated statements of net assets.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity.
Property Management Fees
We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross receipts of revenue of the properties. We did not incur any property management fees for the three and six months ended June 30, 2009 and 2008.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Lease Commissions
We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. We did not incur any lease commissions for the three and six months ended June 30, 2009 and 2008.
Project Fees
We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. We did not incur any construction management fees for the three and six months ended June 30, 2009 and 2008.
Real Estate Disposition Fees
We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. We did not incur any real estate disposition fees for the three and six months ended June 30, 2009 and 2008.
Loan Fees
We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. We did not incur any loan fees for the three and six months ended June 30, 2009 and 2008.
8. Commitments and Contingencies
Litigation
Neither we or the Congress Center property are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property, which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.
Environmental Matters
We have a policy for monitoring the Congress Center property for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist, we are not currently aware of any environmental liability with respect to the unconsolidated property that would have a material adverse effect on our cash flows, financial condition or results of operations. Further, we are not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $94,165,000 and $94,839,000 as of June 30, 2009 and December 31, 2008, respectively. Our pro rata share of the mortgage debt was $11,563,000 and $11,646,000 as of June 30, 2009 and December 31, 2008, respectively.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of June 30, 2009, the Congress Center property was in compliance with all such covenants.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of June 30, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners, will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue our marketing efforts to re-lease the remaining un-leased space.
Unconsolidated Debt Due to Related Party
On February 1, 2008, the Congress Center property, of which we own a 12.3% interest, entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured promissory note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured loan. All principal together with all accrued interest was paid in full on June 9, 2008.
Other
Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.
9. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of June 30, 2009 and December 31, 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
As of June 30, 2009, we owned a 12.3% interest in the Congress Center property, located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of June 30, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property as of June 30, 2009, as follows:

		Percentage of		Square	Lease
	2009 Annual	2009 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date
Department of Homeland Security	$3,538,000	28.6%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,472,000	20.0%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.2%	Congress Center	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	Congress Center	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	Congress Center	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2009.
As of June 30, 2008, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property as of June 30, 2008, as follows:

		Percentage of		Square	Lease
	2008 Annual	2008 Annual		Footage	Expiration
Tenant	Base Rent(1)	Base Rent	Property	(Approximately)	Date
Department of Homeland Security	$3,473,000	28.8%	Congress Center	76,000	April 2012
North American Co. Life and Health Insurance	$2,421,000	20.0%	Congress Center	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	Congress Center	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	Congress Center	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
The following discussion should be read in conjunction with our financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2009 and December 31, 2008 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2009 and 2008 (liquidation basis).
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
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Due to unfavorable conditions in the current real estate market, we have decided to extend our estimated sale date of the Congress Center property to December 31, 2010. Although we can provide no assurances, we currently expect to sell our 12.3% interest in the Congress Center property by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.
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

Property Dispositions
We did not have any property dispositions during the three and six months ended June 30, 2009 and 2008.
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
Scheduled Lease Expirations
As of June 30, 2009, the Congress Center property was 78.9% leased to 12 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2009. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies have increased the costs of compliance with corporate governance, reporting and disclosure practices, which are now required of us. In addition, these laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in the case of non-compliance, thereby increasing our risk of liability and potential sanctions. If we are unable to complete our plan of liquidation by March 31, 2011, we expect that our efforts to continue to comply with these laws and regulations will involve significant costs, and any failure on our part to comply could result in fees, fines, penalties or administrative remedies against us, which could reduce and/or delay the amount of liquidating distributions to our unit holders under our plan of liquidation. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, we anticipate that our Manager will pay for any and all costs related to our compliance with the Sarbanes-Oxley Act, and we will not be required to reimburse our Manager for such costs.

Changes in Net Assets in Liquidation
Three and Six Months Ended June 30, 2009 and 2008
Net assets in liquidation increased by $495,000, or $83.05 per unit, to $4,013,000 during the three months ended June 30, 2009, compared to net assets in liquidation of $3,518,000 as of March 31, 2009. The primary reason for the increase in our net assets was due to an increase in our estimated receipts in excess of estimated costs during liquidation of $452,000, or $75.84 per unit, caused by the extension of our estimated sale date from December 31, 2009 to December 31, 2010 and associated changes in estimates of net cash flows.
Net assets in liquidation decreased by $427,000, or $71.64 per unit, to $5,543,000 during the three months ended June 30, 2008, compared to net assets in liquidation of $5,970,000 as of March 31, 2008. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $702,000, or $117.79 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price, offset by an increase in cash of $46,000, or $7.72 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $229,000, or $38.42 per unit, which is a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
Net assets in liquidation increased by $33,000, or $5.54 per unit, to $4,013,000 during the six months ended June 30, 2009, compared to net assets in liquidation of $3,980,000 as of December 31, 2008. The primary reason for the increase in our net assets was an increase of $468,000, or $78.52 per unit, in our estimated receipts in excess of estimated costs during liquidation caused by the extension of our estimated sale date from December 31, 2009 to December 31, 2010 and associated changes in estimates of net cash flows. The increase was offset by a decrease in the liquidation value of our one remaining unconsolidated property of $419,000, or $70.30 per unit, as a result of a decrease in the anticipated sale price.
Net assets in liquidation decreased by $385,000, or $64.60 per unit, to $5,543,000 during the six months ended June 30, 2008, compared to net assets in liquidation of $5,928,000 as of December 31, 2007. The primary reason for the decrease in our net assets was due to a decrease in the liquidation value of $663,000, or $111.24 per unit, from our one remaining unconsolidated property as a result of a decrease in the anticipated sales price, offset by an increase in cash of $131,000, or $21.98 per unit, primarily as a result of distributions received from our one remaining unconsolidated property and a decrease in the reserve for estimated costs in excess of estimated receipts during liquidation of $147,000, or $24.66 per unit, which is a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
The net assets in liquidation of $4,013,000 as of June 30, 2009, plus liquidating distributions to our unit holders of $18,900,000 through June 30, 2009, would result in liquidating distributions to our unit holders per unit of approximately $4,023.13 for Class A, $3,830.75 for Class B and $3,676.47 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.
Liquidity and Capital Resources
As of June 30, 2009, our total assets and net assets in liquidation were $4,013,000. Our ability to meet our obligations is contingent upon the disposition of our asset in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.
Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from operations and sale of our interest in the Congress Center property will be sufficient during the liquidation period to fund our cash needs for payment of expenses.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Due to unfavorable conditions in the current real estate market, we have decided to extend our estimated sale date of the Congress Center property to December 31, 2010. Although we can provide no assurances, we currently expect to sell our 12.3% interest in the Congress Center property by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the three and six months ended June 30, 2009. Following payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.
As of June 30, 2009, we estimate that we will have $953,000 of commitments and expenditures during the liquidation period, comprised mainly of $913,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.
An adverse change in the net inflows from unconsolidated operating activities or net proceeds expected from the liquidation of our one real estate asset may affect our ability to fund these items and may affect our ability to satisfy the financial performance covenants under our mortgages on the Congress Center property. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
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
If we experience lower occupancy levels and reduced rental rates at the Congress Center property, reduced revenues as a result of asset sale, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions, which are difficult to predict, including the levels of leasing activity at year end and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.

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
Financing
As of June 30, 2009 and December 31, 2008, we had no consolidated mortgage loans outstanding.
We did not have any consolidated restricted cash balances as of June 30, 2009 and December 31, 2008 held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of June 30, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue our marketing efforts to re lease the remaining un-leased space.
We believe that our cash balance of $369,000 as of June 30, 2009 should provide sufficient liquidity to meet our cash needs during the next 12 months from June 30, 2009. While we anticipate that our cash flow from operations will be sufficient to fund our cash needs for corporate related expenses for the next 12 months, we cannot assure that this will be case.

Unconsolidated Debt
Total mortgage debt of the Congress Center property was $94,165,000 and $94,839,000 as of June 30, 2009 and December 31, 2008, respectively. Our pro rata share of the mortgage debt was $11,563,000 and $11,646,000 as of June 30, 2009 and December 31, 2008, respectively.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of June 30, 2009, the Congress Center property was in compliance with all such covenants.
Unconsolidated Debt Due to Related Party
On February 1, 2008, the Congress Center property entered into an unsecured loan with NNN Realty Advisors, evidenced by an unsecured promissory note in the principal amount of $225,000. The unsecured promissory note provided for a maturity date of July 31, 2008, bore interest at a fixed rate of 7.64% per annum and required monthly interest-only payments for the term of the unsecured loan. All principal together with all accrued interest was paid in full on June 9, 2008.
Commitments and Contingencies
Insurance Coverage
Property Damage, Business Interruption, Earthquake and Terrorism
The insurance coverage provided through third party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, the Congress Center property. In addition, there can be no assurance that third party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.
Debt Service Requirements
As of June 30, 2009, all consolidated debt has been repaid in full.
Contractual Obligations
As of June 30, 2009, all consolidated contractual obligations have been repaid in full.
Off-Balance Sheet Arrangements
There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Inflation
We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would provide some protection from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of June 30, 2009, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.
There were no material changes in the information regarding market risk that was provided in our 2008 Annual Report on Form 10-K, as filed with the SEC on March 9, 2009, other than those listed in Part II, Item 1A. Risk Factors.
Item 4. Controls and Procedures.
Not applicable.
Item 4T. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission, or the SEC, rules and forms, and that such information is accumulated and communicated to us, including our Manager’s president and financial reporting manager, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As of June 30, 2009, an evaluation was conducted under the supervision and with the participation of our Manager, including our Manager’s president and financial reporting manager, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Manager’s president and financial reporting manager concluded that our disclosure controls and procedures were effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There were no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K, as filed with the Unites States Securities and Exchange Commission, or the SEC, on March 9, 2009, except as noted below.
Some or all of the following factors may affect the returns we receive from our investments, our results of operations, our ability to pay distributions to our stockholders, availability to make additional investments or our ability to dispose of our investments.
We may delay and/or reduce our liquidating distributions to our unit holders.
As of June 30, 2009, we estimate that our net proceeds from liquidation will be approximately $22,913,000 (of which $18,900,000 has been paid to our unit holders as of June 30, 2009) and we expect to distribute per unit approximately $4,023.13 for Class A, $3,830.75 for Class B, and $3,676.47 for Class C in liquidating distributions (of which $3,171.22 per unit for each class has been paid as of June 30, 2009), which we anticipate paying by March 31, 2011. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our unit holders may be more or less than we currently estimate. In addition, the liquidating distributions to our unit holders may be paid later than we predict.
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
Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our one remaining unconsolidated property. Our Manager has engaged affiliates of our Manager, to provide a number of services in connection with our property, including disposing of our one remaining unconsolidated property. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5.0% of the gross sales price of any of the properties if the terms of the sale are approved by us. Based on our estimated sales price as of June 30, 2009, we estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of approximately $222,000 for disposing of the Congress Center property. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price as of June 30, 2009, we estimate that the total fees that will be received by our Manager or Realty from the affiliated co-owners will be approximately $1,586,000. Moreover, if we sell our interest in the Congress Center property to an affiliate of ours or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.

Our Manager is also entitled to receive liquidating distributions pursuant to the Operating Agreement. As of June 30, 2009, we estimate that our Manager will receive approximately $913,000 in liquidating distributions.
We may be unable to sell our interest in a limited liability company at our expected value.
Our investment in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of June 30, 2009, our proportionate share of the estimated fair value of this property was $2,982,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may delay and/or reduce our liquidating distributions to our unit holders. Additionally, in order to realize a return on our investment, we presently intend to sell our interest in this LLC. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and thus cannot sell our property interest held in the limited liability company or the Congress Center property in its entirety.
Our use of borrowings on the Congress Center property could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.
We rely on borrowings to partially fund capital expenditures and other items. As of June 30, 2009, there was $94,165,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $11,563,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
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
Our business is subject to risks associated with investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell the Congress Center property by December 31, 2010. However, due to the illiquid nature of real estate and the short timeframe that we have to sell the Congress Center property, we may not recoup the estimated fair value we have recorded as of June 30, 2009 by December 31, 2010. We cannot provide assurance that we will be able to dispose of the Congress Center property by December 31, 2010, which could adversely impact the timing and amount of distributions.
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

NNN 2002 Value Fund, LLC
(Registrant)

	By:	Grubb & Ellis Realty Investors, LLC, its Manager

August 7, 2009	/s/ Jeffrey T. Hanson

Date	Jeffrey T. Hanson
President
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC
(principal executive officer)

August 7, 2009	/s/ Courtney A. Brower

Date	Courtney A. Brower
Financial Reporting Manager
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC
(principal accounting officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.