Form 10-K
period 2009-12-31
NNN 2002 VALUE FUND LLC
filed 2010-03-05
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-51098
NNN 2002 Value Fund, LLC
(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1551 N. Tustin Avenue, Suite 300, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (714) 667-8252
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
As of March 5, 2010, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2002 Value Fund, LLC

PART I

Item 1.	Business.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
Our Company
NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years from acquisition. As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2009, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager is managed by executive officers of our Manager. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition, which would be January 9, 2013. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
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
Plan of Liquidation
At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged an independent third party to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable. We continually evaluate the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement for the sale of the Congress Center property or become aware of market conditions or other circumstances that indicate that the current value of our property materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Due to unfavorable conditions in the current real estate market, we have decided to extend our estimated sale date of the Congress Center property to December 31, 2010. Although we can provide no assurances, we currently expect to sell our one remaining unconsolidated property by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.
For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.
Liquidation Update for 2009
We are focused on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for the Congress Center property. In January 2010, we completed the extension of a 91,000 square foot lease with Akzo Nobel, Inc., through 2019. We currently expect to market and sell our one remaining asset by December 31, 2010.
Current Investment Objectives And Policies
General
In accordance with our plan of liquidation, our primary objective is to obtain the highest possible sales value for the Congress Center property, while maintaining current income from that investment. Pursuant thereto we have sought to:
•	preserve our unit holders’ capital investment; and
•	generate cash through the sale of the Congress Center property.
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
Operating Strategies
In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of the Congress Center property through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:
•	managing costs and seeking to minimize operating expenses through centralized management, leasing, marketing, financing, accounting, renovation and data processing activities;
•	improving rental income and cash flow by aggressively marketing rentable space and raising rents when feasible and extending and renewing existing leases; and

•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

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
We had no derivative financial instruments as of December 31, 2009 and 2008.
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
As of March 5, 2010, we have a 12.3% unconsolidated ownership interest in the Congress Center property. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.
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
Significant Tenants
As of December 31, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2009, as follows:

		Percentage of		Lease
	2009 Annual	2009 Annual	Square Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date**
Department of Homeland Security	$3,538,000	28.6%	76,000	April 2012
North American Co. Life and Health Insurance	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	50,000	Dec. 2011

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

**	In January 2010, we completed a lease extension on the Akzo Nobel, Inc. lease to December 2019.

Geographic Concentration
For the year ended December 31, 2009, we owned a 12.3% interest in the Congress Center property located in Chicago, Illinois, our one remaining unconsolidated property. Accordingly, there is a geographic concentration of risk subject to fluctuations in Illinois’ economy.
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
As of March 5, 2010, the Congress Center property is not subject to a binding sales agreement providing for the sale of our entire interest in the property. In calculating the estimated range of liquidating distributions to our unit holders, we assumed that we would be able to find a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unit holders would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our unit holders are based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. The net liquidation proceeds from the Congress Center property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.
Our co-ownership arrangements with affiliated entities may not reflect solely our unit holders’ best interest and may subject our investment in Congress Center to increased risks.
We acquired our interest in the Congress Center property through a co-ownership arrangement with affiliates of our Manager. Each co-owner is required to approve all sales, refinancings, leases and lease amendments. This acquisition was financed, in part, by loans under which we may have been or are jointly and severally liable for the entire loan amount along with the other co-owner(s). The terms of this co-ownership arrangement may be more favorable to the co-owner(s) than to our unit holders. In addition, investing in properties through co-ownership arrangements subjects those investments to risks not present in a wholly-owned property, including, among others, the following:
•	the risk that the co-owner(s) in the investment might become bankrupt;
•	the risk that the co-owner(s) may at any time have economic or business interests or goals which are inconsistent with our business interests or goals;

•	the risk that the co-owner(s) may not be able to make required payments on loans under which we are jointly and severally liable;
•	the risk that all the co-owners may not approve refinancings, leases and lease amendments requiring unanimous consent of co-owners that would have adverse consequences for our unit holders; or
•	the risk that the co-owner(s) may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, such as disapproving the sale of the property.
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
The downturn in the credit markets may increase the cost of borrowing, and may make it difficult for prospective buyers of the Congress Center property to obtain financing, which would have a material adverse effect on our liquidation.
Ongoing events in the financial markets have had an adverse impact on the credit markets and, as a result, the availability of credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of the Congress Center property resulting from, but not limited to, an inability to assume the current loan on the Congress Center property which matures October 1, 2014 and /or otherwise finance the acquisition of the Congress Center property on favorable terms, if at all, increased financing costs, and stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants.
The negative impact of the adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.
Our ability to dispose of our interest in the Congress Center property and our ability to pay distributions to our unit holders are subject to general economic and regulatory factors we cannot control or predict.
Our liquidation is subject to the risks of a national economic slowdown or disruption, other changes in national, regional or local economic conditions or changes in tax, real estate, environmental or zoning laws. The following factors may affect income from the Congress Center property, which would have a materially adverse effect on our ability to dispose of our interest in the Congress Center property, and subsequently our ability to pay distributions to our unit holders:
•	poor economic times may result in defaults by tenants at the Congress Center property. We may also be required to provide rent concessions or reduced rental rates to maintain or increase occupancy levels;
•	job transfers and layoffs may cause vacancies to increase and a lack of future population and job growth may make it difficult to maintain or increase occupancy levels;
•	increases in supply of competing properties or decreases in demand for the Congress Center property may impact our ability to maintain or increase occupancy levels;
•	changes in interest rates and availability of debt financing could render the sale of the Congress Center property difficult or unattractive;
•	periods of high interest rates may reduce cash flow from leveraged property;

•	increased insurance premiums, real estate taxes or energy or other expenses may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Also, any such increased expenses may make it difficult to increase rents to tenants on turnover, which may limit our ability to increase our returns; and
•	inability to increase or maintain the current occupancy rate and/or further deterioration of property values may prevent prospective buyers from obtaining financing for the acquisition of the Congress Center property due to stricter loan-to-value ratios, which would increase the amount of cash needed to purchase the property.
We may delay and/or reduce our liquidating distributions to our unit holders.
As of March 5, 2010, we estimate that our net proceeds from liquidation will be approximately $20,784,000 (of which $18,900,000 has been paid to our unit holders as of March 5, 2010) and we expect to distribute per unit approximately $3,643.77 for Class A, $3,473.70 for Class B, and $3,341.71 for Class C in liquidating distributions (of which $3,171.22 per unit for each class has been paid as of March 5, 2010), which we anticipate paying by March 31, 2011. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our unit holders may be more or less than we currently estimate. In addition, the liquidating distributions to our unit holders may be paid later than we predict.
Our plan of liquidation allows for the sale of our interest in the Congress Center property to affiliates.
Our plan of liquidation provides that we may sell our interest in the Congress Center property to an affiliate, but only if we obtain an independent third party fairness opinion as to the fairness of the proposed transaction to us, from a financial point of view, or we receive an appraisal of the underlying unconsolidated property as a condition to our Manager’s approval and the proposed sales price is within the range of values provided by the appraisal. In no event will our Manager approve a transaction if: (i) the independent third party conducting the fairness opinion concludes after a review of the information then available, including any pending offers, letters of intent, contracts for sale, appraisals or other data, that the consideration to be received by us is not fair to us from a financial point of view; (ii) the independent third party conducting the fairness opinion concludes that the consideration to be received is less than the appraised value of the property; or (iii) we have received a higher offer for the property from a credible party whom we reasonably believe is ready, able and willing to close the transaction on the contract terms.
If any of the parties to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our unit holders may be delayed or reduced.
The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by the future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the Congress Center property, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the Congress Center property. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our unit holders would be delayed and/or reduced.
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
In calculating our estimated liquidating distributions to our unit holders, we assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the Congress Center property, which would hinder our ability to sell the property and reduce our liquidating distributions to our unit holders. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our unit holders will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our unit holders.
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

If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the Congress Center property’s cash needs, the Congress Center property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our unit holders that sufficient financing will be available to the Congress Center property or, if available, will be available to it on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by the lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the Congress Center property will increase interest expense, which could have a negative impact on our proportionate share of the proceeds from the sale of the Congress Center property, and therefore, our ability to pay liquidating distributions to our unit holders may be adversely affected.
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
Our obligation to register our securities with the SEC subjects us to the Exchange Act, Sarbanes-Oxley Act compliance and related reporting requirements and we may become subject to liability for any failure to comply.
As a result of our obligation to register our securities with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we are subject to the rules of the Exchange Act and related reporting requirements. This compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act. These laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could decrease or delay the payment of liquidating distributions to our unit holders.
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
We are managed by the executive officers and key employees of our Manager. Our ability to locate qualified buyers for the Congress Center property and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Manager’s officers and employees, their familiarity with our assets, any counter-parties to any sale agreements and the market for our one remaining unconsolidated property, and their ability to efficiently manage the professionals in the process. We face the risk that these individuals might resign. Our inability to retain these individuals could adversely affect our ability to complete our plan of liquidation in a reasonably expeditious manner and our prospects of selling our one remaining unconsolidated property at the expected price.
Our ability to complete our plan of liquidation in a timely manner also depends on our Manager’s ability to retain its key employees. Our Manager’s officers and employees may seek other employment rather than remain with our Manager throughout the process of liquidation. If our Manager: (i) is unable to retain appropriate qualified officers and employees to complete our plan of liquidation in a reasonably expeditious manner; (ii) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us; and/or (iii) is unable to allocate sufficient resources to oversee and perform our operations for any reason, then our liquidating distributions to our unit holders might be delayed and/or reduced.

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
Our unit holders will no longer participate in any future earnings or growth of our one remaining asset or benefit from any increases in the value of our asset once such asset is sold. While our Manager believes that liquidation will be more likely to provide our unit holders with a greater return on their investment within a reasonable period of time than our unit holders would receive through other alternatives reasonably available to us, such belief relies on certain assumptions and judgments concerning future events which may be unreliable or incorrect.
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
Our Manager has the authority to sell the Congress Center property on such terms and to such parties as our Manager determines in its sole discretion. Notably, our unit holders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our unit holders must rely solely on our judgment with respect to the sale process and our judgment may not always be the best judgment when evaluating in hindsight.

Our plan of liquidation may lead to unit holder litigation which could result in substantial costs and distract our Manager.
Historically, extraordinary corporate actions by a company, such as our proposed plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 5, 2010, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Manager’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount any such damages; however, they may be significant and may reduce our cash available for liquidating distributions to our unit holders.
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
Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our one remaining unconsolidated property. Our Manager has engaged affiliates of our Manager, to provide a number of services in connection with our property, including disposing of our one remaining unconsolidated property. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5.0% of the gross sales price of our one remaining unconsolidated property if the terms of the sale are approved by us. Based on our estimated sales price as of December 31, 2009, we estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of approximately $181,000 for disposing of the Congress Center property. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price as of December 31, 2009, we estimate that the total fees that will be received by our Manager or Realty from the affiliated co-owners will be approximately $1,295,000. Moreover, if we sell our interest in the Congress Center property to an affiliate of ours or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.
Our Manager is also entitled to receive liquidating distributions pursuant to the Operating Agreement. As of December 31, 2009, we estimate that our Manager will receive approximately $382,000 in liquidating distributions.
Our plan of liquidation has caused our accounting basis to change, which could require us to write-down our assets.
In accordance with our plan of liquidation, we have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with accounting principles generally accepted in the United States of America under the liquidation basis of accounting, all of our assets have been stated at their estimated fair value and all of our liabilities (including those related to severance agreements) are recorded at the estimated amounts at which the liabilities are expected to be settled. We may make liquidating distributions to our unit holders that exceed the carrying amount of our net assets. However, we cannot assure our unit holders what the ultimate amounts of such liquidating distributions will be. Under the liquidation basis of accounting, the fair value of the assets and liabilities is estimated at each reporting period, and therefore, there is a risk that our assets may substantially decrease, due to revised estimates of the fair value or, that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. Write downs in our assets could reduce the price that a third party would be willing to pay to acquire our unit holders units or our assets.
We may be unable to sell our interest in a limited liability company at our expected value.
Our investment in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2009, our proportionate share of the estimated fair value of this property was $572,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may delay and/or reduce our liquidating distributions to our unit holders. Additionally, in order to realize a return on our investment, we presently intend to sell our interest in this LLC. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and thus cannot sell our property interest held in the limited liability company or the Congress Center property in its entirety.

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
We rely on borrowings to partially fund capital expenditures and other items. As of December 31, 2009, there was $93,486,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $11,480,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
In addition, if we cannot meet our required mortgage payment obligations, the Congress Center property could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.
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
If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, we may need to borrow funds to pay such expenses, liabilities or distributions, which may cause our liquidating distributions to our unit holders to be reduced and/or delayed.
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
The Federal Deposit Insurance Corporation, or FDIC, currently insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we have deposited funds ultimately fails, we may lose the amount of our deposits over any federally insured amount. The loss of our deposits could reduce the amount of cash we have available to repay debt obligations, fund operations and distribute to unit holders, which could result in a decline in the value of our unit holders’ investments.
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
Our business is subject to risks associated with an investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell the Congress Center property by December 31, 2010. However, due to the illiquid nature of real estate and the short timeframe that we have to sell the Congress Center property, we may not recoup the estimated fair value we have recorded as of December 31, 2009 by December 31, 2010. We cannot provide assurance that we will be able to dispose of the Congress Center property by December 31, 2010, which could adversely impact the timing and amount of distributions.
Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in the Congress Center property.
Our portfolio lacks geographic diversity due to its limited size and the fact that as of March 5, 2010, we only have one unconsolidated property, located in Chicago, Illinois. The geographic concentration of the Congress Center property exposes us to economic downturns in this region. A regional recession impacting this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the Congress Center property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Manager or its affiliates or third parties. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.
Due to our ownership of only a single property interest in the Congress Center property, we are dependent upon those tenants that generate significant rental income at Congress Center, which may have a negative impact on our financial condition if these tenants are unable to meet their rental obligations to us, or if we are unable to retain our current tenants.
As of March 5, 2010, rent paid by the tenants at the Congress Center property represented 100% of our annualized revenues. The revenue generated by the Congress Center property is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the property. Three of our current tenants, which represent approximately 44.0% of the gross leasable area, or GLA, of the Congress Center property, have leases that will expire in the next 26 months. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010 for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue our marketing efforts to re-lease the remaining un-leased space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our unit holders.
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
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which is set to expire on March 7, 2010. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies within the timeframe stated above, or at all, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.
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

The Congress Center property was purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore the Congress Center property may not maintain its current value or may further decrease in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. The Congress Center property was purchased in such an environment, therefore we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value of the Congress Center property is less than our purchase price and we can give no assurance that the property will maintain its current value, or that the value will not continue to decrease even further.
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
Our Manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust, and manages NNN 2003 Value Fund, LLC, as well as private TIC programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers and employees of our Manager also serve as officers of NNN 2003 Value Fund, LLC. Additionally, our Manager is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis, and certain executive officers and employees of our Manager own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager, Grubb & Ellis and their affiliated entities. These conflicts of interest could:
•	limit the time and services that our Manager devotes to us, because it will be providing similar services to G REIT Liquidating Trust, T REIT Liquidating Trust, NNN 2003 Value Fund, LLC and other real estate investment programs and properties;

•	impair our ability to compete for tenants in geographic areas where other properties are advised by our Manager and its affiliates; and
•	impair our ability to compete for the disposition of properties with other real estate entities that are also advised by our Manager and its affiliates and seeking to dispose of properties at or about the same time as us.
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

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Real Estate Investments
As of December 31, 2009, we owned a 12.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The Congress Center property has an aggregate GLA of approximately 520,000 square feet.
The following table presents certain information about the Congress Center property as of December 31, 2009:

	Property	GLA	%	Date	Annual	% Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Per Sq Ft(3)
Congress Center	Chicago, IL	520,000	12.3%	1/9/03	$12,374,000	78.9%	$30.15

(1)	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

(2)	Physical occupancy as of December 31, 2009.

(3)	Average effective annual rent per occupied square foot as of December 31, 2009.
Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value (on an undiscounted basis).
The following information generally applies to the Congress Center property as of December 31, 2009:
•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets; and
•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of our organizational structure and ownership information for the Congress Center property as of December 31, 2009:
NNN 2002 Value Fund, LLC
Congress Center
The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2009:
Indebtedness
As of December 31, 2009, there were two secured mortgage loans outstanding related to the Congress Center property, our proportionate share of which approximates $11,480,000. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8 — “Commitments and Contingencies,” to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.
None.

Item 4.	[Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our units.
As of March 5, 2010, there were no outstanding options or warrants to purchase, or securities convertible into, units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.
Unit Holders
As of March 5, 2010, there were 548 unit holders of record, with 205, 210 and 209 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.
Distributions
The Operating Agreement provides that Class A unit holders receive a 10.0% per annum cumulative return, or a 10.0% priority return, Class B unit holders receive a 9.0% per annum cumulative return, or a 9.0% priority return, and Class C unit holders receive an 8.0% per annum cumulative return, or an 8.0% priority return.
The distributions declared per Class A unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2009	2008	2007
March 31	N/A	N/A	N/A
June 30	N/A	N/A	N/A
September 30	N/A	N/A	N/A
December 31	N/A	N/A	$67.11
The distributions declared per Class B unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2009	2008	2007
March 31	N/A	N/A	N/A
June 30	N/A	N/A	N/A
September 30	N/A	N/A	N/A
December 31	N/A	N/A	$67.11
The distributions declared per Class C unit in each quarter since January 1, 2007 are as follows:

Quarters Ended	2009	2008	2007
March 31	N/A	N/A	N/A
June 30	N/A	N/A	N/A
September 30	N/A	N/A	N/A
December 31	N/A	N/A	$67.11
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
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2009.

Item 6.	Selected Financial Data.
The following should be read with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
The information on changes to our net assets since our adoption of the liquidation basis of accounting on August 31, 2005 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this Annual Report on Form 10-K. The following tables present summarized consolidated financial information including changes in net assets in liquidation, operating results, net assets in liquidation, balance sheet information and cash flows on the liquidation and going concern bases for the respective periods.

	Liquidation Basis
	As of December 31,
Selected Financial Data(1)	2009	2008	2007	2006	2005

STATEMENT OF NET ASSETS:
Total assets	$1,884,000	$3,980,000	$6,191,000	$6,884,000	$9,571,000
Net assets in liquidation(2)	$1,884,000	$3,980,000	$5,928,000	$6,819,000	$8,689,000
Net asset value per Class A unit(2)	$472.55	$846.06	$1,193.31	$1,347.99	$1,401.37
Net asset value per Class B unit(2)	$302.48	$654.02	$980.85	$1,130.38	$1,190.51
Net asset value per Class C unit(2)	$170.49	$500.09	$806.51	$950.90	$1,017.77

	Liquidation Basis
					Period from
					August 31,
					2005
	Year Ended	Year Ended	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
STATEMENT OF CHANGES IN NET ASSETS:
Net assets in liquidation, beginning of period	$3,980,000	$5,928,000	$6,819,000	$8,689,000	$24,845,000
Changes to reserve for estimated costs in excess of estimated receipts during liquidation	655,000	457,000	(198,000)	806,000	(652,000)
Net (decrease) increase in fair value	(2,751,000)	(2,405,000)	(293,000)	(176,000)	496,000
Distributions to unit holders	—	—	(400,000)	(2,500,000)	(16,000,000)

Change in net assets in liquidation	(2,096,000)	(1,948,000)	(891,000)	(1,870,000)	(16,156,000)

Net assets in liquidation, end of period	$1,884,000	$3,980,000	$5,928,000	$6,819,000	$8,689,000

Going Concern Basis
Period from
January 1,
2005
through
August 31,
2005
OPERATING DATA:
Total revenues	$—

Income (loss) from continuing operations before discontinued operations and gain on sale of real estate investments	431,000
Discontinued operations, including gain on sale	7,723,000

Net income (loss)	$8,154,000

OTHER DATA:
Cash flows provided by operating activities	$3,378,000
Cash flows provided by (used in) investing activities	22,977,000
Cash flows used in financing activities	(22,334,000)
Distributions declared	$12,844,000
Distributions declared per unit(3)	$2,155

(1)	Pursuant to our plan of liquidation, certain amounts in the prior years have been reclassified as discontinued operations related to all properties.

(2)	The net assets in liquidation as of December 31, 2009, 2008, 2007, 2006 and 2005 of $1,884,000, $3,980,000, $5,928,000, $6,819,000 and $8,689,000, respectively, plus the cumulative liquidating distributions to our unit holders through December 31, 2009, 2008, 2007, 2006 and 2005 of approximately $18,900,000, $18,900,000, $18,900,000, $18,500,000 and $16,000,000 respectively, would result in liquidating distributions per unit, per class share, as follows as of December 31 of each year.

	2009	2008	2007	2006	2005

Cumulative liquidating distributions made	$3,171.22	$3,171.22	$3,171.22	$3,104.10	$2,936.24
Total liquidating distributions:
Class A	$3,643.77	$4,017.28	$4,364.53	$4,452.09	$4,337.61
Class B	$3,473.70	$3,825.24	$4,152.07	$4,234.48	$4,126.75
Class C	$3,341.71	$3,671.31	$3,977.73	$4,055.00	$3,954.01

(3)	Distributions per unit are based upon our weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2009 and 2008 (liquidation basis), together with the changes in net assets for the three years ended December 31, 2009, 2008 and 2007.
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

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager is managed by executive officers of our Manager. Our Manager engages affiliated entities, including Triple Net Property Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition, which would be January 9, 2013. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
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
Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged an independent third party to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable.
Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2009, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
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
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect the Congress Center property to sell by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.
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
Dispositions in 2009, 2008 and 2007
We did not have any property dispositions during the years ended December 31, 2009, 2008 and 2007.
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
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied by the Congress Center property towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution.

The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2009 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,148,000	$(99,000)	$221,000	$1,270,000
Liabilities:
Liquidation costs	(954,000)	21,000	512,000	(421,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$194,000	$(78,000)	$733,000	$849,000

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

Net Assets in Liquidation
The net assets in liquidation of $1,884,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2009, would result in liquidating distributions per unit of approximately $3,643.77 for Class A, $3,473.70 for Class B and $3,341.71 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.
Revenue Recognition
Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 4% from our current estimate of the market value as of December 31, 2009, our investment in unconsolidated real estate would be zero.

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
Scheduled Lease Expirations
As of December 31, 2009, the Congress Center property was 84.3% leased to 13 tenants and 78.9% occupied by 12 tenants. None of the leases at the Congress Center property expire during 2010. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals. For example, in January 2010, we completed an early renewal on one of our major tenants, and extended their lease expiration from December 2013 to December 2019.
Changes in Net Assets In Liquidation
For the Year Ended December 31, 2009
Net assets in liquidation decreased $2,096,000, or $351.68 per unit, during the year ended December 31, 2009. The primary reason for the decrease in our net assets in liquidation was a decrease in the value of our interest in the Congress Center property of $2,829,000, or $474.66 per unit, as a result of a decrease in the anticipated sales price, offset by an increase in estimated receipts in excess of estimated costs during liquidation of $655,000, or $109.90 per unit, which was a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
For the Year Ended December 31, 2008
Net assets in liquidation decreased $1,948,000, or $326.85 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets in liquidation was a decrease in the value of our interest in the Congress Center property of $2,530,000, or $424.50 per unit. This decrease in value was a result of a decrease in the anticipated sales price offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $457,000, or $76.68 per unit, which was a result of a change in estimate primarily due to the change in the projected sale date of the Congress Center property. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation resulted in an asset for estimated receipts in excess of estimated costs as of December 31, 2008.
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
Liquidity and Capital Resources
As of December 31, 2009, our total assets and net assets in liquidation were $1,884,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with our plan of liquidation. We estimate that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from operations and sale of the Congress Center property will be sufficient during the liquidation period to fund our cash needs for payment of expenses, capital expenditures, recurring debt service payments and repayment of debt maturities.
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution.
Our plan of liquidation gives our Manager the power to sell our interest in the Congress Center property without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell the Congress Center property by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. During the years ended December 31, 2009 and 2008, we paid no liquidating distributions. We paid liquidating distributions of $400,000, or $67.11 per unit, to our unit holders during the year ended December 31, 2007. The source for payment of these distributions was funds from operating activities. Following payment of the April 2005 monthly distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at its discretion.
As of December 31, 2009, we estimate that we will have $421,000 of commitments and expenditures during the liquidation period, comprised mainly of $382,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.
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
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which is set to expire on March 7, 2010. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies within the timeframe stated above, or at all, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.

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
Capital Resources
General
Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution.
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

Financing
As of December 31, 2009 and 2008, there are no consolidated mortgage loan payables outstanding.
As of December 31, 2009 and 2008, there were no consolidated restricted cash balances held as credit enhancements or as reserves for property taxes, capital expenditures and capital improvements.
We believe that our cash balance of $463,000 as of December 31, 2009, should provide sufficient liquidity to meet our cash needs during the next 12 months from December 31, 2009. While we anticipate that our cash flow from operations will be sufficient to fund our cash needs for corporate related expenses for the next 12 months, we cannot assure that this will be the case.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $93,486,000 and $94,839,000 as of December 31, 2009 and 2008, respectively. Our proportionate share of the mortgage debt was $11,480,000 and $11,646,000 as of December 31, 2009 and 2008, respectively.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2009, the Congress Center property was in compliance with all such covenants.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our Affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our Affiliate co-owners will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center, LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010, for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue our marketing efforts to re-lease the remaining un-leased space. Our failure to re-lease this space may reduce or delay our liquidating distributions to our unit holders.
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
Debt Service Requirements
As of December 31, 2009, all consolidated debt has been repaid in full.

Contractual Obligations
As of December 31, 2009, all consolidated contractual obligations have been repaid in full.
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
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2009, we had no outstanding consolidated debt, therefore we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our unconsolidated property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.
See the index at “Item 15. Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Manager’s president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2009, was conducted under the supervision and with the participation of our Manager, including our Manager’s president and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s president and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purposes stated above.
(b) Management’s Report on Internal Control over Financial Reporting. The management of our Manager is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision, and with the participation, of the management of our Manager, including our Manager’s president and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC for non-accelerated filers that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
As of March 5, 2010, we have no directors or executive officers.
We are managed by Grubb & Ellis Realty Investors, LLC, or our Manager, and the executive officers and employees of our Manager provide services to us pursuant to the terms of an operating agreement, or the Operating Agreement. As such, we do not have a board of directors or executive officers other than our Manager’s executive officers.
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
The following table and biographical descriptions set forth certain information with respect to our principal executive officer and principal accounting officer, as of March 5, 2010.

Name	Age	Position	Term of Office
Jeffrey T. Hanson	39	Principal Executive Officer	Since 2008
Michael J. Rispoli	38	Principal Accounting Officer	Since 2008
There are no family relationships between our principal executive officer and principal accounting officer.
Jeffrey T. Hanson has served as the president and chief investment officer of our Manager since December 2007 and January 2007, respectively. In connection with his capacity as president of our Manager, Mr. Hanson has served as our principal executive officer since July 2008. He has also served as the chief investment officer and executive vice president, investment programs, of Grubb & Ellis Company, or Grubb & Ellis, the parent company of our Manager, since December 2007, having served in various capacities within the organization since July 2006 including serving as the president and chief executive officer of Triple Net Properties Realty, Inc., or Realty. Mr. Hanson’s responsibilities include managing our Manager and its affiliates’ real estate portfolio and directing acquisitions and dispositions nationally for their public and private real estate programs. Mr. Hanson has also served as the chief executive officer and chairman of the board of directors of Grubb & Ellis Healthcare REIT II, Inc. since January 2009. From 1996 to July 2006, Mr. Hanson served in various capacities with Grubb & Ellis Company’s Institutional Investment Group in the firm’s Newport Beach office, including senior vice president. Mr. Hanson is a member of the Sterling College Board of Trustees and formerly served as a member of the Grubb & Ellis President’s Counsel and Institutional Investment Group Board of Advisors. Mr. Hanson received a B.S. degree in Business from the University of Southern California with an emphasis in Real Estate Finance.
Michael J. Rispoli has served as the chief financial officer of our Manager since October 2008. In connection with his capacity as chief financial officer of our Manager, Mr. Rispoli has served as our principal financial officer since October 2008. He has also served as Grubb & Ellis’ senior vice president, strategic planning and investor relations since he joined Grubb & Ellis in May 2007. From 2004 to 2007, Mr. Rispoli was executive director and corporate controller of Conexant Systems, Inc., a publicly traded semiconductor company with $1 billion in annual revenue. Prior to such time, Mr. Rispoli spent three years as corporate controller of GlobespanVirata, Inc., which was merged with Conexant Systems, Inc. in February 2004. Mr. Rispoli began his career as manager of audit and business assurance services at PricewaterhouseCoopers LLP in 1993. A certified public accountant, Mr. Rispoli received a B.S. degree in Accounting from Seton Hall University.

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
Code of Ethics
Since we have no officers, directors or employees, we do not have our own code of ethics. Grubb & Ellis has a Code of Business Conduct and Ethics that is applicable to employees of our Manager, a copy of which is available at www.grubb-ellis.com and upon request and without charge by writing to NNN 2002 Value Fund, LLC at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 97205.

Item 11.	Executive Compensation.
Executive and Director Compensation
We have no employees, executive officers or directors to whom we pay compensation. Additionally, we do not currently intend to hire any employees or pay any compensation directly to our principal executive officer or our principal accounting officer. Our day-to-day management is performed by certain employees and executive officers of our Manager and its affiliates. We pay these entities fees and reimburse expenses pursuant to our Operating Agreement. As a result, we do not have a compensation policy or program and have not included a Compensation Discussion and Analysis in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.
Principal Unit Holders
The following table shows, as of March 5, 2010, the number and percentage of units owned by
•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;• our Manager;
•	our Manager’s officer and key employee who serve as our principal executive officer and principal accounting officer; and
•	all of our directors and executive officers as a group.

	Beneficially	Percentage of
	Owned No.	Outstanding
Name of Beneficial Owners(1)	of Units	Units

Our Manager	None	0.0%
Jeffrey T. Hanson	None	0.0%
Michael J. Rispoli	None	0.0%
All of our directors and executive officers as a group(2)	None	0.0%

(1)	The address of each beneficial owner listed is 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	We have no directors or executive officers of our own.
We are not aware of any arrangements which may, at a subsequent date, result in a change in control of us.
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
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
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2009, 2008 and 2007.

Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and agreed that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2009, 2008 and 2007, we reimbursed our Manager for $17,000, $4,000 and $13,000, respectively, in non-public company compliance costs.
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2009, 2008 and 2007. Based on the valuation of our portfolio as of December 31, 2009 and 2008, we have reserved for an estimated distribution to our Manager of $382,000 and $905,000, respectively.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity. We only incur and pay such fees on consolidated properties, and for the years ended December 31, 2009, 2008 and 2007, we did not have any consolidated properties.
Property Management Fees
We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross revenue of the properties. For the years ended December 31, 2009, 2008, and 2007, we did not incur any property management fees to Realty.
Lease Commissions
We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2009, 2008, and 2007, we did not incur any lease commissions to Realty.
Project Fees
We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2009, 2008, and 2007, we did not incur any project fees to Realty.
Real Estate Disposition Fees
We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2009, 2008, and 2007, we did not incur any real estate disposition fees to Realty.

Loan Fees
We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. For the years ended December 31, 2009, 2008, and 2007, we did not incur any loan fees to Realty.
Manager’s Ownership Interest in the Company
As of December 31, 2009 and 2008, our Manager and its executive officers did not own any of our units.
Costs Incurred in Connection with Public Company Filings and Rent
Our Manager has agreed that all costs associated with compliance with public company filings will be borne by our Manager, therefore, such costs are not included in our financial statements. These costs include, but are not limited to, audit and legal fees as well as the cost of compliance with the Sarbanes-Oxley Act. We do not maintain offices separate from those of our Manager. While our Manager allows us to use a portion of the Manager’s office space located at 1551 N. Tustin Avenue, Suite 300 in Santa Ana, California, our Manager does not collect rent from us for our use of that space.

Item 14.	Principal Accounting Fees and Services.
Deloitte & Touche, LLP, has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2009, 2008 and 2007.
Our Manager, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2009 and 2008:

Services	2009	2008
Audit Fees(1)	$135,000	$127,000

(1)	Audit fees billed in 2009 and 2008 consisted of the audits of our annual financial statements, reviews of our quarterly financial statements, and other services related to filings with the SEC.
Our Manager preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10a(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) Financial Statements:
(a)(2) Financial Statement Schedules:
All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this annual report.
(b) Exhibits:
See item 15(a)(3) above.
(c) Financial Statement Schedules:
All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Manager and Unit Holders of
NNN 2002 Value Fund, LLC
We have audited the accompanying consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As described in Note 1 to the consolidated financial statements, the unit holders of the Company approved a plan of liquidation and, as a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis effective August 31, 2005.
In our opinion, such consolidated financial statements present fairly, in all material respects, the statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2009 and 2008 and the related statements of changes in net assets in liquidation for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.
/s/ Deloitte & Touche, LLP
Los Angeles, California
March 5, 2010

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2009 and 2008

	As of December 31,
	2009	2008
ASSETS
Investment in unconsolidated real estate	$572,000	$3,401,000
Cash and cash equivalents	463,000	385,000
Asset for estimated receipts in excess of estimated costs during liquidation	849,000	194,000

Total assets	1,884,000	3,980,000

LIABILITIES

Commitments and contingencies (Note 8)

Net assets in liquidation	$1,884,000	$3,980,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2009, 2008 and 2007

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Net assets in liquidation, beginning of year	$3,980,000	$5,928,000	$6,819,000

Changes in net assets in liquidation:
Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation:
Operating loss	19,000	48,000	144,000
Distributions received from unconsolidated property	(97,000)	(173,000)	(395,000)
Change in estimated receipts in excess of costs during liquidation	733,000	582,000	53,000

Changes to asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	655,000	457,000	(198,000)

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(2,829,000)	(2,530,000)	(544,000)
Change in assets and liabilities due to activity in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	78,000	125,000	251,000

Net decrease in fair value	(2,751,000)	(2,405,000)	(293,000)

Distributions to unit holders	—	—	(400,000)

Change in net assets in liquidation	(2,096,000)	(1,948,000)	(891,000)

Net assets in liquidation, end of year	$1,884,000	$3,980,000	$5,928,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties for approximately three to five years after the acquisition thereof. As of December 31, 2009, we own a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC) or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager is managed by executive officers of our Manager. Our Manager engages affiliated entities, including Triple Net Properties Realty, Inc., or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or ten years from the date of acquisition, which would be January 9, 2013. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
Plan of Liquidation
At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged an independent third party to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range are reasonable. We continually evaluate our investment in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our present value materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2010 and anticipate completing our plan of liquidation by March 31, 2011.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally invested in investment-grade short-term instruments and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2009 and 2008, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants, and security deposits are obtained upon lease execution.
As of December 31, 2009 and 2008, we had an unconsolidated interest in the Congress Center property located in Chicago, Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in that state’s economy.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2009, as follows:

		Percentage of	Square	Lease
	2009 Annual	2009 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date**
Department of Homeland Security	$3,538,000	28.6%	76,000	April 2012
North American Co. Life and Health Ins	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	37,000	Dec. 2011

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2009.

**	In January 2010, we completed a lease extension on the Akzo Nobel, Inc. lease to December 2019.
As of December 31, 2008, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2008, as follows:

		Percentage of	Square	Lease
	2008 Annual	2008 Annual	Footage	Expiration
Tenant	Base Rent*	Base Rent	(Approximate)	Date**
Department of Homeland Security	$3,473,000	28.8%	76,000	April 2012
North American Co. Life and Health Ins	$2,421,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,073,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,645,000	13.6%	37,000	Feb. 2013

*	Annualized rental income is based on contractual base rent from leases in effect as of December 31, 2008.
**	In January 2010, we completed a lease extension on the Akzo Nobel, Inc. lease to December 2019.
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
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in an unconsolidated office building. As such, our operations have been aggregated into one reportable segment for all periods presented.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied by the Congress Center property towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution.
The change in the asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2009 was as follows:

		Cash
	December 31,	Payments and	Change in	December 31,
	2008	(Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,148,000	$(99,000)	$221,000	$1,270,000
Liabilities:
Liquidation costs	(954,000)	21,000	512,000	(421,000)

Total asset (reserve) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation	$194,000	$(78,000)	$733,000	$849,000

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

4. Net Assets in Liquidation
Net assets in liquidation decreased $2,096,000, or $351.68 per unit, during the year ended December 31, 2009. The primary reason for the decrease in our net assets in liquidation was a decrease in the value of our interest in the Congress Center property of $2,829,000, or $474.66 per unit, as a result of a decrease in the anticipated sales price, offset by an increase in estimated receipts in excess of estimated costs during liquidation of $655,000, or $109.90 per unit, which was a result of changes in estimates of net cash flows of our one remaining unconsolidated property.
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
The net assets in liquidation of $1,884,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2009, would result in liquidating distributions per unit of approximately $3,643.77 for Class A, $3,473.70 for Class B and $3,341.71 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.
5. Real Estate Investments
As of December 31, 2009 and 2008, our real estate investment is comprised of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. We did not have any property dispositions during the years ended December 31, 2009, 2008 and 2007.
6. Unit Holders’ Equity
There are three classes of units with different rights with respect to distributions. As of December 31, 2009 and 2008, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and the Manager based on predetermined ratios providing the Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the years ended December 31, 2009, 2008 and 2007 and our Manager did not receive any such distributions for these periods.
Cash from Capital Transactions, as defined in the Operating Agreement, is used as follows: first, to satisfy our debt and liability obligations; second, to pay pro rata to all unit holders in accordance with their interests until all capital contributions are reduced to zero; and third, to unit holders in accordance with the distributions as outlined above in the Cash from Operations.
During the years ended December 31, 2009, 2008 and 2007, distributions of $0, $0, and $400,000, respectively, were declared. Class A units, Class B units and Class C units have received identical per-unit distributions; however, distributions will vary among the three classes of units in the future.
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
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2009, 2008 and 2007.
Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and agreed that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs.
For the years ended December 31, 2009, 2008 and 2007, we reimbursed our Manager for $17,000, $4,000 and $13,000, respectively, in non-public company compliance costs.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6 — “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2009, 2008 and 2007. Based on the valuation of our portfolio as of December 31, 2009 and 2008, we have reserved for an estimated distribution to our Manager of $382,000 and $905,000, respectively.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated entity. We only incur and pay such fees on consolidated properties, and for the years ended December 31, 2009, 2008 and 2007, we did not have any consolidated properties.
Property Management Fees
We pay Realty, for its services in managing our properties, a monthly management fee of up to 5.0% of the gross revenue of the properties. For the years ended December 31, 2009, 2008, and 2007, we did not incur any property management fees to Realty.
Lease Commissions
We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2009, 2008, and 2007, we did not incur any lease commissions to Realty.
Project Fees
We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000 which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2009, 2008, and 2007, we did not incur any project fees to Realty.
Real Estate Disposition Fees
We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. In addition, third party brokers may be entitled up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2009, 2008, and 2007, we did not incur any real estate disposition fees to Realty.
Loan Fees
We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. For the years ended December 31, 2009, 2008, and 2007, we did not incur any loan fees to Realty.

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
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $93,486,000 and $94,839,000 as of December 31, 2009 and 2008, respectively. Our proportionate share of the mortgage debt was $11,480,000 and $11,646,000 as of December 31, 2009 and 2008, respectively.
The Congress Center property is required by the terms of the applicable loan documents to meet certain minimum loan to value, performance covenants and other requirements. As of December 31, 2009, the Congress Center property was in compliance with all such covenants.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property is deficient because several of the carriers providing coverage under our policy do not meet one or more of the carrier rating requirements as set forth in the loan documents. We are obligated to bring the insurance deficiencies into compliance with the requirements set forth in the loan documents upon the renewal or replacement of our insurance policy and in no event later than thirty days after the expiration date of the policy, which is set to expire on March 7, 2010. If we are unable to cure the insurance deficiencies, or obtain a waiver from the lender, it could result in our lender exercising the rights and remedies afforded to it under the loan documents, including but not limited to the right to force-place the insurance coverage at any time, the right to accelerate all amounts outstanding under the loan, and/or foreclosure of the property. We can give no assurance that we will be able to cure the insurance deficiencies within the timeframe stated above, or at all, or that if we are successful in obtaining the required insurance coverage that we will be able to maintain such insurance coverage in compliance with the loan documents.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of December 31, 2009, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners, will receive repayment of any advances made to the lender for reserves. In May 2009, NNN Congress Center, LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. The lease begins on April 1, 2010, for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. We will continue our marketing efforts to re-lease the remaining un-leased space.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Net assets in liquidation, beginning of period	$2,101,000	$4,013,000	$3,518,000	$3,980,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	(137,000)	324,000	452,000	16,000
Net (decrease) increase in fair value	(80,000)	(2,236,000)	43,000	(478,000)

Change in net assets in liquidation	(217,000)	(1,912,000)	495,000	(462,000)

Net assets in liquidation, end of period	$1,884,000	$2,101,000	$4,013,000	$3,518,000

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Net assets in liquidation, beginning of period	$4,579,000	$5,543,000	$5,970,000	$5,928,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	(4,000)	314,000	229,000	(82,000)
Net (decrease) increase in fair value	(595,000)	(1,278,000)	(656,000)	124,000

Change in net assets in liquidation	(599,000)	(964,000)	(427,000)	42,000

Net assets in liquidation, end of period	$3,980,000	$4,579,000	$5,543,000	$5,970,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC
(Registrant)

By	Grubb & Ellis Realty Investors, LLC,
its Manager

By	/s/ Jeffrey T. Hanson Jeffrey T. Hanson	President Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund LLC (principal executive officer)

Date March 5, 2010

By	/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund LLC (principal accounting officer)

Date March 5, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Jeffrey T. Hanson Jeffrey T. Hanson	President Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund LLC (principal executive officer)

Date March 5, 2010

By	/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund LLC (principal accounting officer)

Date March 5, 2010

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

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

21.1*	Subsidiaries of NNN 2002 Value Fund, LLC

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.