Form 10-Q
period 2010-09-30
NNN 2002 VALUE FUND LLC
filed 2010-11-12
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 12, 2010, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia limited liability company)

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of September 30, 2010 (Unaudited) and December 31, 2009 (Unaudited)	2

Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Nine Months Ended September 30, 2010 (Unaudited) and 2009 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. [Removed and Reserved.]	23

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of September 30, 2010 (Unaudited) and December 31, 2009 (Unaudited)

	September 30, 2010	December 31, 2009

ASSETS

Investment in unconsolidated real estate	$638,000	$572,000
Cash and cash equivalents	449,000	463,000
Asset for estimated receipts in excess of estimated costs during liquidation	1,089,000	849,000

Total assets	2,176,000	1,884,000

LIABILITIES

Commitments and contingencies (Note 8)

Net assets in liquidation	$2,176,000	$1,884,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Nine Months Ended September 30, 2010 (Unaudited) and 2009 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net assets in liquidation, beginning of period	$1,921,000	$4,013,000	$1,884,000	$3,980,000

Changes in net assets in liquidation:
Changes in asset for estimated receipts in excess of estimated costs during liquidation:
Operating loss	3,000	1,000	14,000	17,000
Change in estimated receipts in excess of estimated costs during liquidation	321,000	323,000	226,000	775,000

Net increase in asset for estimated receipts in excess of estimated costs during liquidation	324,000	324,000	240,000	792,000

Change in fair value of assets and liabilities:
Change in fair value of investment in unconsolidated real estate	(66,000)	(2,235,000)	66,000	(2,654,000)
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	(3,000)	(1,000)	(14,000)	(17,000)

Net (decrease) increase in fair value of assets and liabilities	(69,000)	(2,236,000)	52,000	(2,671,000)

Change in net assets in liquidation	255,000	(1,912,000)	292,000	(1,879,000)

Net assets in liquidation, end of period	$2,176,000	$2,101,000	$2,176,000	$2,101,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of September 30, 2010, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
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
Plan of Liquidation
At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged an independent third party to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable. We continually evaluate our interest in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our current carrying value materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property in its entirety.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Segments
FASB Codification Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to investing in an unconsolidated office building. As such, our operations have been aggregated into one reportable segment for the three and nine months ended September 30, 2010 and 2009.
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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the nine months ended September 30, 2010 was as follows:

		Cash Payments	Change in
	December 31, 2009	and (Receipts)	Estimates	September 30, 2010
Assets:
Estimated net inflows from unconsolidated operating activities	$1,270,000	$(1,000)	$339,000	$1,608,000
Liabilities:
Liquidation costs	(421,000)	14,000	(112,000)	(519,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$849,000	$13,000	$227,000	$1,089,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
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

4. Net Assets in Liquidation
Net assets in liquidation increased by $255,000, or $42.79 per unit, to $2,176,000 during the three months ended September 30, 2010, compared to net assets in liquidation of $1,921,000 as of June 30, 2010. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $324,000, or $54.36 per unit. Grubb & Ellis Realty Investors, as manager of the Congress Center property, has agreed to waive a portion of its fees from the management and disposition the Congress Center property, which resulted in an increase in estimated receipts in excess of estimated costs during liquidation of approximately $227,000. The increase in net assets in liquidation was also partly due to the extension of our estimated sale date of the Congress Center property from June 30, 2011 to December 31, 2012 and the associated changes in estimates of net cash flows, which was partially offset by a decrease in the liquidation value of the Congress Center property of $66,000, or $11.07 per unit, due to a decrease in the anticipated sale price.
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
Net assets in liquidation increased by $292,000, or $48.99 per unit, to $2,176,000 during the nine months ended September 30, 2010, compared to net assets in liquidation of $1,884,000 as of December 31, 2009. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $240,000, or $40.27 per unit. Grubb & Ellis Realty Investors, as manager of the Congress Center property, has agreed to waive a portion of its fees from the management and disposition the Congress Center property, which resulted in an increase in estimated receipts in excess of estimated costs during liquidation of approximately $227,000. The increase in net assets in liquidation was also partly due to the extension of our estimated sale date of the Congress Center property from June 30, 2011 to December 31, 2012 and the associated changes in estimates of net cash flows, as well as an increase in the liquidation value of the Congress Center property of $66,000, or $11.07 per unit, due to an increase in the anticipated sale price.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
The net assets in liquidation of $2,176,000 as of September 30, 2010, plus liquidating distributions paid to our unit holders of $18,900,000 through September 30, 2010, would result in liquidating distributions to our unit holders per unit of approximately $3,695.82 for Class A, $3,522.69 for Class B and $3,387.65 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the real estate market conditions, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.
5. Investment in Unconsolidated Real Estate
As of September 30, 2010 and December 31, 2009, our sole real estate investment is comprised of a 12.3% interest in the Congress Center property. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of September 30, 2010, 92.8% of the total GLA of the Congress Center property was leased to 15 tenants and 78.9% was occupied by 13 tenants.
6. Unit Holders’ Equity
There are three classes of units, each with different rights with respect to distributions. As of September 30, 2010 and December 31, 2009, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the three or nine months ended September 30, 2010 and 2009 and our Manager did not receive any such distributions for these periods.
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
There were no distributions declared during the three or nine months ended September 30, 2010 and 2009. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur, and therefore, was not reimbursed for any such expenses, costs or fees for the three and nine months ended September 30, 2010 and 2009.
Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. Our Manager did not incur any non-public company compliance costs, and therefore, was not reimbursed for any such costs for the three and nine months ended September 30, 2010 and 2009.
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three and nine months ended September 30, 2010 and 2009. Based on the valuation of our one remaining unconsolidated property as of September 30, 2010 and December 31, 2009, we have reserved an estimated distribution to our Manager of $455,000 and $382,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our interim unaudited condensed consolidated statements of net assets.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unaffiliated third party. We only incur and pay such fees on consolidated properties, and for the three and nine months ended September 30, 2010 and 2009, we did not have any consolidated properties.
Property Management Fees
We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross revenues of the properties. We did not incur any property management fees for the three and nine months ended September 30, 2010 and 2009.
Lease Commissions
We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. We did not incur any lease commissions for the three and nine months ended September 30, 2010 and 2009.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Project Fees
We pay Realty for its services in supervising any construction or repair project in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. We did not incur any construction management fees for the three and nine months ended September 30, 2010 and 2009.
Real Estate Disposition Fees
We pay Realty a real estate disposition fee equal up to 5.0% of the sales price. Third party brokers may be entitled to up to 80.0% of the 5.0% disposition fee. We did not incur any real estate disposition fees for the three and nine months ended September 30, 2010 and 2009.
Loan Fees
We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. We did not incur any loan fees for the three and nine months ended September 30, 2010 and 2009.
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
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $92,424,000 and $93,486,000 as of September 30, 2010 and December 31, 2009, respectively. Our pro rata share of the mortgage debt was $11,350,000 and $11,480,000 as of September 30, 2010 and December 31, 2009, respectively.
The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of September 30, 2010, the Congress Center property was in compliance with all such requirements.
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property was deficient because several of the carriers providing coverage under our policy did not meet one or more of the carrier rating requirements as set forth in the loan documents. Since the renewal of our insurance policy on March 5, 2010, we had been working with our lender and our insurance carriers to cure the deficiencies, and our lender extended the period of time allowed to bring such deficiencies into compliance with the requirements set forth in the loan documents to September 30, 2010. On September 17, 2010, we cured the deficiencies by obtaining a new insurance policy covering the Congress Center property with an insurance carrier meeting the rating requirements as set forth in the loan documents. However, we can give no assurance that we will be able to maintain such insurance coverage in compliance with the loan documents.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2010, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. In May 2009, NNN Congress Center, LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. Occupancy is expected to commence in February 2011. The lease is for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. In June 2010, NNN Congress Center, LLC entered into a lease agreement with the Department of Justice, or DOJ, for approximately 44,000 square feet of space previously leased by Employer’s Reinsurance Corporation. Occupancy is expected to commence in April 2011. The lease is for a period of ten years, five years firm, subject to termination rights pursuant to the lease agreement at an initial annual rate of $39.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions have been given to the DOJ.
Other
Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material adverse affect on our financial position and consolidated results of operations.
9. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one party is limited. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of September 30, 2010 and December 31, 2009, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
As of September 30, 2010, we owned a 12.3% interest in the Congress Center property, located in the state of Illinois. Accordingly, there is a geographic concentration of risk subject to fluctuations in the state’s economy.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
As of September 30, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

		Percentage of	Square	Lease
	2010 Annual	2010 Annual	Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approx.)	Date
Department of Homeland Security	$3,603,000	28.6%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,522,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,176,000	17.3%	91,000	Dec. 2019
United States Treasury Department	$1,709,000	13.5%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.1%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2010.
As of September 30, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

		Percentage of	Square	Lease
	2009 Annual	2009 Annual	Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approx.)	Date
Department of Homeland Security	$3,538,000	28.6%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.2%	91,000	Dec. 2013
United States Treasury Department	$1,677,000	13.6%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes accompanying this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of September 30, 2010 and December 31, 2009 (liquidation basis), together with the changes in net assets for the three and nine months ended September 30, 2010 and 2009 (liquidation basis), respectively.
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
Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of September 30, 2010, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
We continually evaluate our investment in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement for the sale of our real property asset or become aware of market conditions or other circumstances that indicate that the current carrying value of our real property asset materially differs from our expected net sale price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders on September 7, 2005, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013.
In accordance with our plan of liquidation, the Congress Center property is actively managed to seek to achieve higher occupancy rates, control operating expenses and maximize income from ancillary operations and services. Due to the adoption of our plan of liquidation, we will not acquire any new properties and are focused on liquidating our interest in the Congress Center property.
For a more detailed discussion of our plan of liquidation, including the risk factors and certain other uncertainties associated therewith, please read our definitive proxy statement filed with the SEC on August 4, 2005.

Property Dispositions
We did not have any property dispositions during the three and nine months ended September 30, 2010 and 2009.
Critical Accounting Policies
The complete listing of our Critical Accounting Policies was previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 5, 2010.
Interim Financial Data
Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP, and under the liquidation basis of accounting effective August 31, 2005, in conjunction with the rules and regulations of the SEC. Certain information and note disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, which are, in our opinion, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 5, 2010.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 4% from our current estimate of the market value as of September 30, 2010, our investment in unconsolidated real estate would be zero.
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
Scheduled Lease Expirations
As of September 30, 2010, the Congress Center property was 92.8% leased to 15 tenants, and 78.9% occupied by 13 tenants. None of the leases for the existing gross leaseable area, or GLA, expire during 2010. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space to occupy the GLA for which we are unable to negotiate such renewals. For example, in January 2010, we completed an early renewal on one of our major tenants, and extended its lease expiration from December 2013 to December 2019.

Changes in Net Assets in Liquidation
Three and Nine Months Ended September 30, 2010 and 2009
Net assets in liquidation increased by $255,000, or $42.79 per unit, to $2,176,000 during the three months ended September 30, 2010, compared to net assets in liquidation of $1,921,000 as of June 30, 2010. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $324,000, or $54.36 per unit. Grubb & Ellis Realty Investors, as manager of the Congress Center property, has agreed to waive a portion of its fees from the management and disposition the Congress Center property, which resulted in an increase in estimated receipts in excess of estimated costs during liquidation of approximately $227,000. The increase in net assets in liquidation was also partly due to the extension of our estimated sale date of the Congress Center property from June 30, 2011 to December 31, 2012 and the associated changes in estimates of net cash flows, which was partially offset by a decrease in the liquidation value of the Congress Center property of $66,000, or $11.07 per unit, due to a decrease in the anticipated sale price.
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
Net assets in liquidation increased by $292,000, or $48.99 per unit, to $2,176,000 during the nine months ended September 30, 2010, compared to net assets in liquidation of $1,884,000 as of December 31, 2009. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $240,000, or $40.27 per unit. Grubb & Ellis Realty Investors, as manager of the Congress Center property, has agreed to waive a portion of its fees from the management and disposition the Congress Center property, which resulted in an increase in estimated receipts in excess of estimated costs during liquidation of approximately $227,000. The increase in net assets in liquidation was also partly due to the extension of our estimated sale date of the Congress Center property from June 30, 2011 to December 31, 2012 and the associated changes in estimates of net cash flows, as well as an increase in the liquidation value of the Congress Center property of $66,000, or $11.07 per unit, due to an increase in the anticipated sale price.
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
The net assets in liquidation of $2,176,000 as of September 30, 2010, plus liquidating distributions paid to our unit holders of $18,900,000 through September 30, 2010, would result in liquidating distributions to our unit holders per unit of approximately $3,695.82 for Class A, $3,522.69 for Class B and $3,387.65 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.
Liquidity and Capital Resources
As of September 30, 2010, our total assets and net assets in liquidation were $2,176,000. Our ability to meet our obligations is contingent upon the disposition of our asset in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our one remaining asset or the net proceeds therefrom.

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
Our plan of liquidation gives our Manager the power to sell our interest in the Congress Center property without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We did not pay any liquidating distributions to our unit holders during the three and nine months ended September 30, 2010. Following payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets at their discretion.
As of September 30, 2010, we estimate that we will have $519,000 of commitments and expenditures during the liquidation period, comprised mainly of $455,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.
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
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property was deficient because several of the carriers providing coverage under our policy did not meet one or more of the carrier rating requirements as set forth in the loan documents. Since the renewal of our insurance policy on March 5, 2010, we had been working with our lender and our insurance carriers to cure the deficiencies, and our lender extended the period of time allowed to bring such deficiencies into compliance with the requirements set forth in the loan documents to September 30, 2010. On September 17, 2010, we cured the deficiencies by obtaining a new insurance policy covering the Congress Center property with an insurance carrier meeting the rating requirements as set forth in the loan documents. However, we can give no assurance that we will be able to maintain such insurance coverage in compliance with the loan documents.
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

Financing
As of September 30, 2010 and December 31, 2009, we had no consolidated mortgage loans outstanding.
We did not have any consolidated restricted cash balances as of September 30, 2010 and December 31, 2009, held as credit enhancements and as reserves for property taxes, capital expenditures and capital improvements.
We believe that our cash balance of $449,000 as of September 30, 2010, should provide sufficient liquidity to meet our cash needs during the next twelve months from September 30, 2010. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for the next twelve months, we can provide no assurance that this will be the case.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $92,424,000 and $93,486,000 as of September 30, 2010 and December 31, 2009, respectively. Our pro rata share of the mortgage debt was $11,350,000 and $11,480,000 as of September 30, 2010 and December 31, 2009, respectively.
The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of September 30, 2010, the Congress Center property was in compliance with all such requirements.
On December 21, 2006, Realty received a termination notice from Employer’s Reinsurance Corporation notifying Realty of their intent to exercise their option to terminate their lease for approximately 67,000 square feet effective January 1, 2008 at the Congress Center property. From January 1, 2008 and continuing through and including the payment date occurring on December 1, 2011, the lender is entitled to receive $83,000 on a monthly basis from the borrower. In January 2007, Employer’s Reinsurance Corporation paid $3,773,000 to the lender as an early termination fee penalty pursuant to their lease agreement. We, along with G REIT Liquidating Trust (successor of G REIT, Inc.) and T REIT Liquidating Trust (successor of T REIT, Inc.), or our affiliate co-owners, paid the remaining $27,000 of the early termination fee penalty owed to the lender. As of September 30, 2010, we have advanced $112,000 to the lender for the reserves associated with the early lease termination. It is anticipated that upon the sale of the Congress Center property, we, along with our affiliate co-owners, will receive repayment of any advances made to the lender for reserves. All payments to the lender are to be placed in a reserve account to be held by the lender for reimbursement to the borrower for tenant improvement and leasing commissions incurred in connection with re-leasing the space. In May 2009, NNN Congress Center, LLC entered into a lease agreement with the Internal Revenue Service, or IRS, for approximately 28,000 square feet of space previously leased by Employer’s Reinsurance Corporation. Occupancy is expected to commence in February 2011. The lease is for a period of ten years, seven years firm, subject to termination rights pursuant to the lease agreement at an annual rate of $31.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions and commission credits have been given to the IRS in lease years one and two. In June 2010, NNN Congress Center, LLC entered into a lease agreement with the Department of Justice, or DOJ, for approximately 44,000 square feet of space previously leased by Employer’s Reinsurance Corporation. Occupancy is expected to commence in April 2011. The lease is for a period of ten years, five years firm, subject to termination rights pursuant to the lease agreement at an initial annual rate of $39.00 per square foot. Pursuant to the lease agreement, there are scheduled annual rent increases, and various rent concessions have been given to the DOJ.
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

Debt Service Requirements
As of September 30, 2010, all consolidated debt has been repaid in full.
Contractual Obligations
As of September 30, 2010, all consolidated contractual obligations have been repaid in full.
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
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of September 30, 2010, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, our unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2010, was conducted under the supervision and with the participation of our Manager, including our Manager’s president and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s president and chief accounting officer concluded that our disclosure controls and procedures, as of September 30, 2010, were effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We rely on borrowings to partially fund capital expenditures and other items. As of September 30, 2010, there was $92,424,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $11,350,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
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
On February 17, 2010, we received a letter from our lender stating that our insurance policy covering the Congress Center property was deficient because several of the carriers providing coverage under our policy did not meet one or more of the carrier rating requirements as set forth in the loan documents. Since the renewal of our insurance policy on March 5, 2010, we had been working with our lender and our insurance carriers to cure the deficiencies, and our lender extended the period of time allowed to bring such deficiencies into compliance with the requirements set forth in the loan documents to September 30, 2010. On September 17, 2010, we cured the deficiencies by obtaining a new insurance policy covering the Congress Center property with an insurance carrier meeting the rating requirements as set forth in the loan documents. However, we can give no assurance that we will be able to maintain such insurance coverage in compliance with the loan documents.
We may be unable to sell our interest in the Congress Center property within our expected timeframe or at our expected value.
Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing our plan of liquidation by March 31, 2013. Our investment in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of September 30, 2010, our proportionate share of the estimated fair value of this property was $638,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property in its entirety.

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

NNN 2002 Value Fund, LLC
(Registrant)

By: Grubb & Ellis Realty Investors, LLC, its Manager

November 12, 2010	/s/ Jeffrey T. Hanson
Date	Jeffrey T. Hanson
President
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC
(principal executive officer)

November 12, 2010	/s/ Paul E. Henderson
Date	Paul E. Henderson
Chief Accounting Officer
Grubb & Ellis Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC
(principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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