Form 10-K
period 2010-12-31
NNN 2002 VALUE FUND LLC
filed 2011-03-04
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2010, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.
As of March 4, 2011, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

NNN 2002 VALUE FUND, LLC

PART I

Item 1.	Business.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
Overview
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
As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2010, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Property Realty, Inc., or Realty, to provide various services to the Congress Center property, of which we own a 12.3% interest. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705 and its telephone number is (714) 667-8252. We make our periodic and current reports available on our Manager’s website at www.gbe-realtyinvestors.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing through our Manager’s website. We do not maintain our own website or have an address or telephone number separate from our Manager. Since we pay fees to our Manager for its services, we do not pay rent for the use of their office space.

Plan of Liquidation
As set forth in our registration statement on Form 10, originally filed on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result of (i) current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.
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
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.
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
Liquidation Update
We are focused on improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases for the Congress Center property. In January 2010, we completed the extension of a 91,000 square foot lease with Akzo Nobel, Inc. through 2019. In addition, in June 2010, we executed a 10-year lease (five years firm) for approximately 44,000 square feet of previously vacant space that will be occupied by the U.S. Department of Justice beginning in the third quarter of 2011. Further, in October 2010, we executed a lease amendment with North American Company Life and Health Insurance for an early extension of 42,000 square feet through February 2022, as well as the surrender of 9,000 square feet.

We currently expect to sell our interest in the Congress Center property by December 31, 2012 and anticipate completing our plan of liquidation by March 31, 2013.
Current Investment Objectives and Strategies
General
In accordance with our plan of liquidation, our current primary objective is to obtain the highest possible sales value for our interest in the Congress Center property, while maintaining the property’s current level of cash flow. Pursuant thereto we strive to:
•	preserve our unit holders’ capital investment; and
•	generate cash through the sale of the Congress Center property.
Due to the adoption of our plan of liquidation, we will not acquire any new properties, and we are focused on liquidating our 12.3% interest in the Congress Center property. However, we cannot assure our unit holders that we will attain any of these objectives or that our unit holders’ capital investment will not decrease.
Operating Strategies
In accordance with our plan of liquidation, our primary operating strategy is to enhance the performance and value of our interest in the Congress Center property through management strategies designed to address the needs of current and prospective tenants. Our management strategies include:
•	managing costs and seeking to minimize operating expenses through centralized management, leasing, marketing, financing, accounting, renovation and data processing activities;
•	maintaining or improving rental income and cash flow by aggressively marketing rentable space and extending and renewing existing leases; and
•	emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.
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

Competition
We compete with a considerable number of other real estate companies to lease office space, some of which may have greater marketing and financial resources than we do. Principal factors of competition in our business are the quality of properties (including the design and condition of improvements), leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services provided, and the reputation as an owner and operator of quality office properties in the relevant market. Our ability to compete also depends upon, among other factors, trends of the national, regional and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, including capital raised by incurring debt, construction and renovation costs, taxes, governmental regulations, legislation and population trends.
In selling the Congress Center property, we are in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.
As of December 31, 2010, we have a 12.3% unconsolidated ownership interest in the Congress Center property. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.
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
Significant Tenants
As of December 31, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2010, as follows:

		Percentage of		Lease
	2010 Annual	2010 Annual	Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximate)	Date
U.S. Department of Homeland Security	$3,603,000	28.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,708,000	21.3%	111,000	Various (2)
Akzo Nobel, Inc.	$2,176,000	17.1%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.4%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.0%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.

(2)	The lease with respect to 9,000 square feet expires in June 2011, and the lease with respect to 50,000 square feet expires in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet is leased on a month-to-month basis.
We are also subject to a concentration of regional economic exposure in the Midwest region of the United States, as our sole remaining asset consists of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. Regional and local economic downturns in the Midwest and Illinois could adversely impact our operations.
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
Risks Associated with Our Liquidation
If we are unable to find a buyer for our one remaining unconsolidated property at our expected sales price, our liquidating distributions to our unit holders may be delayed and/or reduced.
As of March 4, 2011, the Congress Center property is not subject to a binding sales agreement providing for the sale of our interest in the property. In calculating the estimated range of liquidating distributions to our unit holders, we assumed that we would be able to find a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. For example, in order to find a buyer in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s fair value. If we are not able to find a buyer for this asset in a timely manner or if we have overestimated the sales price we will receive, our liquidating distributions to our unit holders would be delayed and/or reduced. Furthermore, the projected amount of liquidating distributions to our unit holders is based upon the appraisal of our property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of cash flows from tenancies and a number of other factors, on a local, regional and national economic level. The net liquidation proceeds from the Congress Center property may also be affected by the terms of prepayment or assumption costs associated with debt encumbering the property. In addition, co-ownership matters, transactional fees and expenses, environmental contamination at our property or unknown liabilities, if any, may adversely impact the net liquidation proceeds from the asset.
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

We may be unable to sell our interest in a limited liability company at our expected value or reach an agreement with our co-owners of the Congress Center property on sales terms of this property, which would delay and possibly reduce liquidating distributions to our unit holders
Our investment in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided TIC interest in the property. Under the liquidation basis of accounting, we account for this interest at its estimated fair value. As of December 31, 2010, our proportionate share of the estimated fair value of this property was $804,000. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.
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
Ongoing events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Most lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact on the tightening of the credit markets may have a material adverse effect on prospective buyers of the Congress Center property resulting from, but not limited to, an inability to assume the current loan on the Congress Center property which matures on October 1, 2014 and/or otherwise finance the acquisition of the Congress Center property on favorable terms, if at all, increased financing costs, stricter loan-to-value ratios requiring significantly higher cash down payments upon purchase or financing with increasingly restrictive covenants.
The negative impact of the adverse changes in the credit markets on the real estate sector generally or on prospective buyers’ inability to obtain financing on favorable terms, if at all, may have a material adverse effect on our liquidation.

If any of the buyers to a future sale agreement default thereunder, or if a sale does not otherwise close, our liquidating distributions to our unit holders may be delayed and/or reduced.
The consummation of any future potential sales transaction is subject to the satisfaction of applicable closing conditions. If the transaction contemplated by the future sale agreement does not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the asset, which we may be unable to do promptly or at a price or on terms that are as favorable as the failed transaction. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the applicable asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions to our unit holders may be delayed and/or reduced.
We may delay and/or reduce our estimated liquidating distributions to our unit holders.
As of March 4, 2011, we estimate that our net proceeds from liquidation will be approximately $21,019,000 (of which $18,900,000 has been paid to our unit holders as of March 4, 2011) and we expect to distribute per unit approximately $3,685.55 for Class A, $3,513.03 for Class B, and $3,378.59 for Class C in liquidating distributions (of which $3,171.22 per unit for each class has been paid as of March 4, 2011), which we anticipate paying by March 31, 2013 after the sale of the Congress Center property. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our unit holders may be more or less than we currently estimate. In addition, the liquidating distributions to our unit holders may be paid later than we predict.
We have terminated our regular monthly distributions and future distributions will be determined at the sole discretion of our Manager.
Following payment of the April 2005 monthly distribution to our unit holders, the then board of managers of our Manager decided to discontinue the payment of monthly distributions to our unit holders. Future liquidating distributions to our unit holders will be made from net proceeds received by us from the sale of our one remaining unconsolidated property, and will be determined at the sole discretion of our Manager. Liquidating distribution amounts to our unit holders will depend on net proceeds received from the sale of our one remaining unconsolidated property, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements and other factors our Manager may deem relevant. Our ability to pay liquidating distributions to our unit holders may be adversely affected by the risks described herein.
Decreases in property values may reduce the amount that we receive upon the sale of our interest in the Congress Center property.
The underlying value of the Congress Center property may be reduced by a number of factors that are beyond our control, including, without limitation, the following:
•	adverse changes in economic conditions;
•	the financial performance of our tenants, and the ability of our tenants to satisfy their obligations under their leases;
•	terminations of leases by our tenants;
•	competition; and
•	changes in real estate tax rates and other operating expenses.
Any reduction in the value of the Congress Center property would make it more difficult for us to sell the asset for the amount that we have estimated. Reductions in the amount that we receive when we sell our interest in the Congress Center property would reduce the payment of liquidating distributions to our unit holders.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions to our unit holders may be delayed and/or reduced.
In calculating our estimated liquidating distributions to our unit holders, we assumed that we would maintain the occupancy rates of currently leased space, that we would be able to rent certain currently available space at market rents and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. Negative trends in one or more of these factors during the liquidation process may adversely affect the resale value of the Congress Center property, which would hinder our ability to sell the property and reduce our liquidating distributions to our unit holders. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions to our unit holders will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us, which could decrease or delay the payment of liquidating distributions to our unit holders.
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
In order to attract and retain tenants, the Congress Center property may be required to expend funds for capital improvements. In addition, the Congress Center property may require substantial funds for renovations in order to be sold, upgraded or repositioned in the market. If the Congress Center property has insufficient capital reserves, it will have to obtain financing from other sources. The Congress Center property has established capital reserves in an amount it, in its discretion, believes is necessary. The lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet the Congress Center property’s cash needs, the Congress Center property may have to obtain financing from either affiliated or unaffiliated sources to fund cash requirements. We cannot assure our unit holders that sufficient financing will be available to the Congress Center property or, if available, will be available on economically feasible terms or on terms that would be considered acceptable. Moreover, certain reserves required by the lender may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital improvements at the Congress Center property will increase interest expense, which could have a negative impact on our proportionate share of the proceeds from the sale of the Congress Center property, and therefore, our ability to pay liquidating distributions to our unit holders may be adversely affected.

There can be no assurance that our plan of liquidation will result in greater returns to our unit holders on their investment within a reasonable period of time, than our unit holders would receive through other alternatives reasonably available to us.
While our Manager believes that liquidation will be more likely to provide our unit holders with a greater return on their investment within a reasonable period of time than our unit holders would receive through other alternatives reasonably available to us, such belief relies upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.
Our plan of liquidation has caused our accounting basis to change, which could require us to write-down our assets.
In accordance with our plan of liquidation, we have changed our basis of accounting from the going-concern basis to that of the liquidation basis of accounting. In order for our financial statements to be in accordance with accounting principles generally accepted in the United States of America under the liquidation basis of accounting, all of our assets have been stated at their estimated fair value and all of our liabilities (including those related to severance agreements) are recorded at the estimated amounts at which the liabilities are expected to be settled. We may make liquidating distributions to our unit holders that exceed the carrying amount of our net assets. However, we cannot assure our unit holders what the ultimate amounts of such liquidating distributions will be. Under the liquidation basis of accounting, the fair value of the assets and liabilities is estimated at each reporting period, and therefore, there is a risk that our assets may substantially decrease due to revised estimates of the fair value or that certain of our liabilities be increased or certain other liabilities be recorded to reflect the anticipated effects of an orderly liquidation. Write downs in our assets could reduce the price that a third party would be willing to pay to acquire our unit holders units or our assets.
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
Our Manager may amend our plan of liquidation without further unit holder approval.
Our Manager may amend our plan of liquidation without further approval from our unit holders, to the extent permitted by Virginia law. Thus, to the extent that Virginia law permits us to so do, we may decide to conduct the liquidation differently than was described in the proxy statement. Further, our Manager may terminate our plan of liquidation without further action by our unit holders, except as may be prohibited by Virginia law.
Our Manager has the authority to sell our interest in the Congress Center property under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.
Our Manager has the authority to sell our interest in the Congress Center property on such terms and to such parties as our Manager determines in its sole discretion. Our unit holders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sale. Accordingly, our unit holders must rely solely on our Manager’s judgment with respect to the sale process, and our Manager’s judgment may not always be the best judgment when evaluating in hindsight.

Our plan of liquidation may lead to litigation which could result in substantial costs and distract our Manager.
Historically, extraordinary corporate actions by a company, such as our plan of liquidation, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of our plan of liquidation. As of March 4, 2011, no such lawsuits relative to our plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Manager’s attention from implementing our plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount any such damages; however, they may be significant and may reduce our cash available for liquidating distributions to our unit holders.
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
Our Manager, its employees and its affiliates have interests that differ from our unit holders as a result of the liquidation.
Our Manager, its employees and its affiliates have interests in the liquidation that are different from our unit holders. Our Manager is aware of these actual and potential conflicts of interest. Some of the conflicts of interest presented by the liquidation are summarized below.
Our Manager or its affiliates receive compensation under the Operating Agreement and the Management Agreement, including fees for disposing of our one remaining unconsolidated property. Our Manager has engaged affiliates of our Manager, to provide a number of services in connection with our property, including disposing of our one remaining unconsolidated property. In accordance with our plan of liquidation, our Manager, Realty, or another affiliate of our Manager, will be paid to liquidate our assets pursuant to the Operating Agreement and the Management Agreement. Such fee will be a selling commission equal to up to 5.0% of the gross sales price of our one remaining unconsolidated property if the terms of the sale are approved by us. Based on our estimated sales price as of December 31, 2010, we estimate that pursuant to the Operating Agreement, we will pay fees to our Manager or Realty of approximately $182,000 for disposing of the Congress Center property. Our Manager or Realty also has agreements with certain affiliated co-owners of our property, under which our Manager or Realty will also receive fees for the disposition of the affiliated co-owners’ interests in the underlying property. Based on our estimated sales price as of December 31, 2010, we estimate that the total fees that will be received by our Manager or Realty from the affiliated co-owners will be approximately $1,301,000. Moreover, if we sell our interest in the Congress Center property to an affiliate of ours or an affiliate of our Manager, our Manager or Realty may receive additional fees from the purchaser of the underlying property.
Our Manager is also entitled to receive liquidating distributions pursuant to the Operating Agreement. As of December 31, 2010, we estimate that our Manager will receive approximately $440,000 in liquidating distributions.

If our Manager is unable to retain key executives and employees sufficient to complete the plan of liquidation in a reasonably expeditious manner, our liquidating distributions might be delayed and/or reduced.
Our ability to locate qualified buyers for our remaining asset and to negotiate and complete any such sale, depends to a large extent upon the experience and abilities of our Manager’s officers and employees, their familiarity with our remaining asset and any counter-parties to any future sale agreements and the market for our unconsolidated property, as well as their ability to efficiently manage the professionals in the sales process. We face the risk that these individuals might resign and seek other employment rather than remain with our Manager throughout the process of liquidation, which could adversely affect our ability to complete the plan of liquidation in a reasonably expeditious manner and our prospects of selling our remaining asset at an expected price. If our Manager: (i) is unable to retain appropriate qualified officers and employees to complete our plan of liquidation in a reasonably expeditious manner; (ii) suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us; and/or (iii) is unable to allocate sufficient resources to oversee and perform our operations for any reason, then our liquidating distributions to our unit holders may be reduced and/or delayed.

Our success is dependent on the performance of our Manager, its executive officers and employees.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Manager, its executive officers and its employees in the determination of any financing arrangements, the management and disposition of our assets and the operation of our day-to-day activities. We rely on the management ability of our Manager as well as the management of any entities or ventures in which we co-invest. If our Manager suffers or is distracted by adverse financial or operational problems in connection with its operations unrelated to us, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

Our Manager has become aware of bankruptcy filings effected by two unaffiliated, individual investor entities, who are minority owners in two TIC programs that were originally sponsored by our Manager. Our Manager provided non-recourse/carve-out guarantees for each of these properties, which only impose liability on our Manager if certain acts prohibited by the loan documents take place. Liability under these non-recourse/carve-out guarantees may be triggered by the voluntary bankruptcy filings made by the two unaffiliated, individual investor entities. As a consequence of these bankruptcy filings, our Manager may become liable under these guarantees and related indemnification obligations for the benefit of the mortgage lender in connection with these TIC programs. While our Manager’s ultimate liability under these guarantees is uncertain as a result of numerous factors, including, without limitation, the amount of the lender’s credit bids at the time of foreclosure, the ultimate disposition of the individual bankruptcy proceedings, and the defenses our Manager may raise under the guarantees, such liability may be in an amount in excess of our Manager’s net worth. Our Manager is investigating the facts and circumstances surrounding these events, and the potential liabilities related thereto, and intends to vigorously dispute any imposition of any liability under any such guarantee or indemnity obligation.

Our Manager has also been involved in multiple legal proceedings with respect to one of these TIC programs, including an action pending in state court in Austin, Texas, or the Texas Action, and an arbitration proceeding being conducted in California, or the Arbitration. In the Texas Action, our Manager and an affiliate are pursuing claims against the developers and sellers of the property and other defendants to recover damages arising from undisclosed ground movement. The outcome of the Texas Action, and the damages, if any, that our Manager and its affiliate will recover, are uncertain. In the Arbitration, TIC investors are asserting, among other things, that our Manager should bear responsibility for alleged diminution in the value of the property and their investments as a result of ground movement. The Arbitration has been bifurcated into two phases. In the first phase, the arbitrator ruled in favor of the TIC investors, finding, among other things, that the TIC investors had properly terminated the property management agreement for cause. The second phase of the Arbitration involves the TICs’ claims for damages. The hearing will be conducted in June 2011 and will result in the arbitrator’s determination of whether the TICs have proven any of their claims and what damages, if any, should be awarded against our Manager. Our Manager is vigorously defending against those claims. Our Manager has tendered this matter to its insurance carriers for indemnification and will vigorously pursue coverage. While the outcome of the second phase of the Arbitration is uncertain, an adverse determination by the arbitrator could result in a material and adverse effect on our Manager’s financial condition, results of operations and cash flows.

Our success is dependent on the performance of our Manager, which could be adversely impacted by the performance of its parent company.

Our Manager is a wholly owned direct subsidiary of NNN Realty Advisors, Inc., or NNNRA, which is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Manager, its executive officers and its employees. If our Manager suffers or is distracted by adverse financial or operational problems in connection with NNNRA or Grubb & Ellis, our Manager’s ability to allocate time and/or resources to our operations may be adversely affected. If our Manager is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted.

NNNRA is a guarantor on the mortgage loans of several TIC programs that it has sponsored. Under the guaranty agreements, NNNRA is required to maintain a specified level of minimum net worth. As of December 31, 2010, NNNRA’s net worth was below the contractually specified levels with respect to approximately 30 percent of its managed TIC programs. While this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $6.0 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared.

In addition, Grubb & Ellis’ business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The current macroeconomic environment and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in Grubb & Ellis’ industry, which Grubb & Ellis anticipates will continue through 2011. A prolonged and pronounced recession could continue or accelerate the reduction in overall transaction volume and size of sales and leasing activities that Grubb & Ellis has already experienced, and could continue to put downward pressure on Grubb & Ellis’ revenues and operating results. To the extent that any decline in Grubb & Ellis’ revenues and operating results impacts the performance of NNNRA or our Manager, our financial condition and results of operations could also suffer.

Our unit holders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy our liabilities.
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
If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions to our unit holders under our plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our unit holders and/or holders of beneficial interests of the liquidation trust under our plan of liquidation.
We may have underestimated the amount of prepayment fees or defeasance charges on our mortgages, which could result in us being unable to find a buyer willing or able to assume the mortgages and which could lead to a delay or reduction in liquidating distributions to our unit holders.
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
Our obligation to register our securities with the SEC subjects us to the Exchange Act, Sarbanes-Oxley Act compliance and related reporting requirements, and we may become subject to liability for any failure to comply.
As a result of our obligation to register our securities with the SEC under the Exchange Act, we are subject to the rules of the Exchange Act and related reporting requirements. This compliance with the reporting requirements of the Exchange Act requires timely filing of Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K, among other actions. Further, recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act. These laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risk of liability and potential sanctions. Costs incurred in defending against any such actions or proceedings, and any liability or sanctions incurred in connection with such actions or proceedings could decrease or delay the payment of liquidating distributions to our unit holders.
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
By owning units, our unit holders are subject to the risks associated with owning real estate. Ownership of real estate is subject to significant risks. The performance of our unit holders’ investment in us is subject to risks related to the ownership and operation of real estate, including, without limitation, the following:
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
If the Congress Center property is unable to generate sufficient funds to pay its expenses, liabilities or distributions, the Congress Center property may need to borrow funds from affiliates or third parties to pay such expenses, liabilities or distributions and incur additional interest expense. The payment of interest expenses may reduce the amount available for distributions to us which may then reduce or delay the timing of our liquidating distributions to our unit holders since the Congress Center property is our one remaining unconsolidated property and source of revenue.
The Congress Center property faces significant competition, which could cause a delay or reduction in liquidating distributions to our unit holders.
We face significant competition from other owners, operators and developers of office properties. The Congress Center property faces competition from similar properties owned by others in the same market and also from new construction of similar properties. Such competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than the Congress Center property, which may cause their owners to rent space at lower rental rates than those charged by us or to provide greater tenant improvement allowances or other leasing concessions than we provide to our tenants or could provide to prospective tenants. As a result, we may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease the space, all of which would adversely impact our liquidity and net assets in liquidation, which could reduce distributions to our unit holders.
At the time we sell our interest in the Congress Center property, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the sale or result in us not being able to sell the property due to the lack of an acceptable return.

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
As of December 31, 2010, rent paid by the tenants at the Congress Center property represented 100% of our annualized revenues. The revenue generated by the Congress Center property is substantially dependent on our ability to retain our current tenants and on the financial condition of the significant tenants at the property. One of our current tenants, with leases representing approximately 10% of the gross leasable area, or GLA, of the Congress Center property, has leases that will expire within the next 12 months. Our inability to retain our significant tenants or any event of bankruptcy, insolvency or a general downturn in the business of any of our significant tenants may result in the failure or delay of such tenants’ rental payments to us, which may have an adverse impact on our financial performance and our ability to pay distributions to our unit holders.
Our use of borrowings on the Congress Center property could result in its foreclosure and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow. Additionally, restrictive covenants in our loan documents may restrict our operating activities.
We rely on borrowings to partially fund capital expenditures and other items. As of December 30, 2010, there was $92,054,000 of debt outstanding related to the Congress Center property, our proportionate share of which was $11,304,000. Accordingly, we are subject to the risks normally associated with debt financing, including, without limitation, the risk that our cash flow may not be sufficient to cover required debt service payments. There is also a risk that, if necessary, existing indebtedness will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of the existing indebtedness.
In addition, if we cannot meet our required mortgage payment obligations, the Congress Center property could be foreclosed upon by, or otherwise transferred to, the lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure on our property would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds.

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
Our business is subject to risks associated with an investment solely in real estate. Real estate investments are relatively illiquid. Pursuant to our plan of liquidation, we expect to sell the Congress Center property by December 31, 2012. However, due to the illiquid nature of real estate, we may not recoup the estimated fair value we have recorded as of December 31, 2010 by December 31, 2012. We cannot provide assurance that we will be able to dispose of the Congress Center property by December 31, 2012, which could adversely impact the timing and amount of distributions.
Lack of geographic diversity may expose us to regional economic downturns that could adversely impact our operations or our ability to recover our investment in the Congress Center property.
Our portfolio lacks geographic diversity due to the fact that, as of December 31, 2010, we only have one unconsolidated property located in Chicago, Illinois. The geographic concentration of the Congress Center property exposes us to regional and local economic downturns. A regional recession impacting this state could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of the Congress Center property. In addition, our property may face competition in this geographic region from other properties owned, operated or managed by our Manager or its affiliates or third parties. Our Manager or its affiliates have interests that may vary from ours in such geographic markets.
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
In addition, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements, including insurance carrier rating requirements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance. Additionally, inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds received by us might not be adequate to restore our economic position with respect to the affected property.

There is no public market for our units. Therefore, it will likely be difficult for our unit holders to sell their units and, if our unit holders are able to sell their units in a fully liquid manner, our unit holders may elect to do so at a substantial discount from the price our unit holders paid for these matters.
There is no public market for our units. Additionally, the Operating Agreement contains restrictions on the ownership and transfer of our units, and these restrictions may inhibit our unit holders’ ability to sell their units. It may be difficult for our unit holders to sell their units promptly or at all. If our unit holders are able to sell their units, our unit holders may only be able to do so at a substantial discount from the price our unit holders paid.
The Congress Center property was purchased at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties; therefore the Congress Center property may not maintain its current value or may further decrease in value.
The commercial real estate market experienced a substantial influx of capital from investors prior to the recent market turmoil. This substantial flow of capital, combined with significant competition for real estate, resulted in inflated purchase prices for such assets. The Congress Center property was purchased in such an environment; therefore, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it has attracted, or if the number of companies seeking to acquire such assets decreases, our returns will be lower. The current estimated value of the Congress Center property is less than our purchase price and we can give no assurance that the property will maintain its current value, or that the value will not continue to decrease even further.
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
Our Manager also advises G REIT Liquidating Trust and T REIT Liquidating Trust, and manages NNN 2003 Value Fund, LLC, as well as private tenant-in-common programs and other real estate investment programs, all of which may compete with us or otherwise have similar business interests and/or investment objectives. Some of the executive officers and employees of our Manager also serve as officers of NNN 2003 Value Fund, LLC. Additionally, our Manager is a wholly owned indirect subsidiary of Grubb & Ellis Company, or Grubb & Ellis, and certain executive officers and employees of our Manager own de-minimis interests in Grubb & Ellis. As officers, directors, and partial owners of entities that do business with us or that have interests in competition with our own interests, these individuals will experience conflicts between their obligations to us and their obligations to, and pecuniary interests in, our Manager, Grubb & Ellis and its affiliated entities. These conflicts of interest could:
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
We do not expect to register as an investment company under the Investment Company Act, and therefore, we will not be subject to the requirements imposed on an investment company by such act.
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
Real Estate Investments
As of December 31, 2010, we owned a 12.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that owns a TIC interest in the property. The following table presents certain information about the Congress Center property as of December 31, 2010:

	Property	GLA	%	Date	Annual	Physical	Annual Rent
Property Name	Location	(Sq Ft)	Owned	Acquired	Rent(1)	Occupancy(2)	Per Sq Ft(3)
Congress Center	Chicago, IL	520,000	12.3%	1/9/03	$12,734,000	81%	$30.25

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.

(2)	Physical occupancy as of December 31, 2010.

(3)	Average effective annual rent per occupied square foot as of December 31, 2010.
Prior to the adoption of our plan of liquidation, our investment in unconsolidated real estate was accounted for under the equity method. Under the liquidation basis of accounting, our investment in unconsolidated real estate is recorded at fair value (on an undiscounted basis). The following information generally applies to the Congress Center property as of December 31, 2010:
•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets and executed leases; and
•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.
The following is a summary of our organizational structure and ownership information for the Congress Center property as of December 31, 2010:
NNN 2002 Value Fund, LLC

Congress Center
The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2010:
Indebtedness
As of December 31, 2010, there were two secured mortgage loans outstanding related to the Congress Center property, our proportionate share of which approximates $11,304,000. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 8, “Commitments and Contingencies,” to the consolidated financial statements included with this report.

Item 3.	Legal Proceedings.
None.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our units. As of March 4, 2011, there were no outstanding options or warrants to purchase, or securities convertible into, our units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.
Unit Holders
As of March 4, 2011, there were 548 unit holders of record, with 193, 203 and 200 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.
Distributions
The Operating Agreement provides that Class A unit holders receive a 10.0% per annum cumulative return, or a 10.0% priority return, Class B unit holders receive a 9.0% per annum cumulative return, or a 9.0% priority return, and Class C unit holders receive an 8.0% per annum cumulative return, or an 8.0% priority return.
No distributions were declared on Class A units, Class B units or Class C units during any quarter in the years ended December 31, 2010, 2009 and 2008.
At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager in its sole discretion. Liquidating distributions to our unit holders will be determined based on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures and other factors our Manager may deem relevant. Following the payment of the April 2005 monthly distribution to our unit holders, the then board of managers decided to discontinue the payment of monthly distributions to our unit holders.
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
We have no equity compensation plans as of December 31, 2010.

Item 6.	Selected Financial Data.
The following should be read with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.
The information on net assets and changes in net assets since our adoption of the liquidation basis of accounting on August 31, 2005 is presented in the table below in a format consistent with our consolidated financial statements under Item 15 of this Annual Report on Form 10-K.

	As of December 31,
	2010	2009	2008	2007	2006

Statement of Net Assets:
Total assets	$2,119,000	$1,884,000	$3,980,000	$6,191,000	$6,884,000
Net assets in liquidation(1)	$2,119,000	$1,884,000	$3,980,000	$5,928,000	$6,819,000
Net asset value per Class A unit(1)	$514.33	$472.55	$846.06	$1,193.31	$1,347.99
Net asset value per Class B unit(1)	$341.81	$302.48	$654.02	$980.85	$1,130.38
Net asset value per Class C unit(1)	$207.37	$170.49	$500.09	$806.51	$950.90

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statement of Changes in Net Assets:
Net assets in liquidation, beginning of period	$1,884,000	$3,980,000	$5,928,000	$6,819,000	$8,689,000
Changes to asset for estimated receipts in excess of estimated costs during liquidation	16,000	655,000	457,000	(198,000)	806,000
Net increase (decrease) in fair value	219,000	(2,751,000)	(2,405,000)	(293,000)	(176,000)
Distributions to unit holders	—	—	—	(400,000)	(2,500,000)

Change in net assets in liquidation	235,000	(2,096,000)	(1,948,000)	(891,000)	(1,870,000)

Net assets in liquidation, end of period	$2,119,000	$1,884,000	$3,980,000	$5,928,000	$6,819,000

(1)	The net assets in liquidation as of December 31, 2010, 2009, 2008, 2007 and 2006 of $2,119,000, $1,884,000, $3,980,000, $5,928,000 and $6,819,000, respectively, plus the cumulative liquidating distributions to our unit holders through December 31, 2010, 2009, 2008, 2007 and 2006 of approximately $18,900,000, $18,900,000, $18,900,000, $18,900,000 and $18,500,000, respectively, would result in liquidating distributions per unit, per class share, as follows as of December 31 of each year:

	2010	2009	2008	2007	2006

Cumulative liquidating distributions paid(2)	$3,171.22	$3,171.22	$3,171.22	$3,171.22	$3,104.10
Total liquidating distributions:
Class A unit (2)	$3,685.55	$3,643.77	$4,017.28	$4,364.53	$4,452.09
Class B unit (2)	$3,513.03	$3,473.70	$3,825.24	$4,152.07	$4,234.48
Class C unit (2)	$3,378.59	$3,341.71	$3,671.31	$3,977.73	$4,055.00

(2)	Distributions per unit are based upon our weighted-average number of units outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2010 and 2009 (liquidation basis), together with the changes in net assets for the three years ended December 31, 2010, 2009 and 2008.
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
As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2010, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Property Realty, Inc., or Realty, to provide various services to the Congress Center property, of which we own a 12.3% interest. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or 10 years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
Business Strategy and Plan of Liquidation
As set forth in our registration statement on Form 10, originally filed with the SEC on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result of (i) current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.
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
Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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
Dispositions in 2010, 2009 and 2008
We did not have any property dispositions during the years ended December 31, 2010, 2009 and 2008.
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
Liquidation Basis of Accounting
As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair values (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2009	and (Receipts)	Estimates	2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,270,000	$(1,000)	$99,000	$1,368,000
Liabilities:
Liquidation costs	(421,000)	13,000	(96,000)	(504,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$849,000	$12,000	$3,000	$864,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2009 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,148,000	$(99,000)	$221,000	$1,270,000
Liabilities:
Liquidation costs	(954,000)	21,000	512,000	(421,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$194,000	$(78,000)	$733,000	$849,000

Net Assets in Liquidation
The net assets in liquidation of $2,119,000 plus cumulative liquidating distributions of $18,900,000 as of December 31, 2010, would result in liquidating distributions per unit of approximately $3,685.55 for Class A, $3,513.03 for Class B and $3,378.59 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.
Revenue Recognition
Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.
Factors Which May Influence Future Changes in Net Assets in Liquidation
Investment in Unconsolidated Real Estate
In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 6.7% from our current estimate of the market value as of December 31, 2010, our investment in unconsolidated real estate would be zero.

Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space, to lease currently available space and space available from unscheduled lease terminations and the timing of the disposition of the properties. Negative trends in one or more of these factors could adversely affect our rental income in future periods.
Scheduled Lease Expirations
As of December 31, 2010, the Congress Center property was 95% leased to 15 tenants and 81% occupied by 13 tenants. Leases representing approximately 10% of the gross leaseable area expire during 2011. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals. For example, in January 2010, we completed an early renewal on one of our major tenants, and extended their lease expiration from December 2013 to December 2019.
Changes in Net Assets In Liquidation
For the Year Ended December 31, 2010
Net assets in liquidation increased $235,000, or $39.43 per unit, during the year ended December 31, 2010. The increase in net assets in liquidation was primarily due to an increase in the liquidation value of the Congress Center property of $232,000, or $38.93 per unit, due to an increase in the anticipated sale price as well as a decrease in the balance of the mortgage loan as a result of the scheduled principal payments during 2010.
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
Liquidity and Capital Resources
As of December 31, 2010, our total assets and net assets in liquidation were $2,119,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from the operations and sale of the Congress Center property will be sufficient to fund our cash needs for payment of expenses during the liquidation period.
Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received in 2010.
Our plan of liquidation gives our Manager the power to sell our interest in the Congress Center property without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined at the discretion of our Manager. Although we can provide no assurances, we currently expect to sell the Congress Center property by December 31, 2012 and anticipate completing our plan of liquidation by March 31, 2013.
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. As of December 31, 2010, we estimate that we will have $504,000 of commitments and expenditures during the remaining liquidation period, comprised mainly of $440,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
During the years ended December 31, 2010, 2009 and 2008, we paid no liquidating distributions. Following the payment of the April 2005 monthly distribution to our unit holders, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets in its sole discretion. Liquidating distributions are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Manager may deem relevant.
The stated range of unit holder distributions disclosed in our plan of liquidation is an estimate only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.

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
If we experience lower occupancy levels and reduced rental rates at the Congress Center property, reduced revenues as a result of the sale of the Congress Center property, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs.
Capital Resources
Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including our Manager or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received in 2010.
The primary uses of cash are to fund liquidating distributions to our unit holders and for operating expenses. We may also regularly require capital to invest in the Congress Center property in connection with routine capital improvements and leasing activities, including funding tenant improvements, allowances and leasing commissions. The amounts of the leasing-related expenditures can vary significantly depending on negotiations with tenants and the willingness of tenants to pay higher base rents over the life of their leases.
In accordance with our plan of liquidation, we anticipate our source for the payment of our liquidating distributions to our unit holders to be primarily from the net proceeds from the sale of our interest in the Congress Center property.
We believe that our cash balance of $451,000 as of December 31, 2010 should provide sufficient liquidity to meet our cash needs during the next 12 months from December 31, 2010. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for the next 12 months, we can provide no assurance that this will be the case.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $92,054,000 and $93,486,000 as of December 31, 2010 and 2009, respectively. Our pro rata share of the mortgage debt was $11,304,000 and $11,480,000 as of December 31, 2010 and 2009, respectively.
The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of December 31, 2010, the Congress Center property was in compliance with all such requirements.

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
Debt Service Requirements
As of December 31, 2010, all consolidated debt has been repaid in full.
Contractual Obligations
As of December 31, 2010, all consolidated contractual obligations have been repaid in full.
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
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2010, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

Item 8.	Financial Statements and Supplementary Data.
See the index at “Item 15. Exhibits and Financial Statement Schedules.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Manager’s executive vice president, portfolio management and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2010 was conducted under the supervision and with the participation of our Manager, including our Manager’s executive vice president, portfolio management and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s executive vice president, portfolio management and chief accounting officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective.
(b) Management’s Report on Internal Control over Financial Reporting. The management of our Manager is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the management of our Manager, including our Manager’s executive vice president, portfolio management and chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.
Based on our evaluation under the Internal Control-Integrated Framework, the management of our Manager concluded that our internal control over financial reporting was effective as of December 31, 2010.
(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
As of March 4, 2011, we have no directors or executive officers. We are managed by Grubb & Ellis Realty Investors, LLC, or our Manager, and the executive officers and employees of our Manager provide services to us pursuant to the terms of an operating agreement, or the Operating Agreement. As such, we do not have a board of directors or executive officers other than our Manager’s executive officers.
Our Manager shall remain our Manager until: (i) we are dissolved; (ii) removed “for cause” by a majority vote of our unit holders; or (iii) our Manager, with the consent of our unit holders and in accordance with the Operating Agreement, assigns its interest in us to a substitute manager. For this purpose, removal of our Manager “for cause” means removal due to the:
•	gross negligence or fraud of our Manager;
•	willful misconduct or willful breach of the Operating Agreement by our Manager; or
•	bankruptcy, insolvency or inability of our Manager to meet its obligations as they come due.
The following table and biographical descriptions set forth certain information with respect to our Manager’s executive officers who serve as our principal executive officer and principal financial officer, as of March 4, 2011.

Name	Age	Position	Term of Office
Steven M. Shipp	49	Principal Executive Officer	Since 2011
Paul E. Henderson	39	Principal Financial Officer	Since 2010
There are no family relationships between our principal executive officer and principal financial officer.
Steven M. Shipp has served as the executive vice president, portfolio management, of our Manager, responsible for the day-to-day operations of our Manager’s asset management and structured finance and refinance efforts since November 2010. In connection with his capacity as executive vice president, portfolio management, of our Manager, Mr. Shipp has served as our principal executive officer since February 2011. Mr. Shipp has also served as the principal executive officer of NNN 2003 Value Fund since December 2010. From November 2008 to November 2010, Mr. Shipp previously served as our Manager’s managing director of structured finance. From October 1997 to June 2008, Mr. Shipp served as a special consultant to several of the largest commercial real estate lenders in the nation, including Nomura Securities North America, The Bank of New York Mellon and Prudential Asset Management, which is a role that overlapped his career at PDG America, LLC. Between February 2000 and March 2001, Mr. Shipp served as senior vice president of finance for a regional commercial retail development group, PDG America, LLC. Prior to PDG America, LLC, Mr. Shipp served as vice president of Bank of America’s commercial mortgage-backed securities asset management and securitized debt portfolio from June 1993 to June 1997. He also served as vice president and regional manager of loan administration for Bank of America, N.A. from September 1990 to August 1993. Mr. Shipp began his career working for Far West Savings and Loan Association in the construction loan management department. Mr. Shipp received his B.A. degree in Economics from the University of California, Irvine.
Paul E. Henderson has served as the chief accounting officer of our Manager since October 2009. In connection with his capacity as chief accounting officer of our Manager, Mr. Henderson has served as our principal financial officer since April 2010. Mr. Henderson also serves as principal financial officer for NNN 2003 Value Fund, LLC, an entity also managed by our Manager. From May 2007 to August 2009, Mr. Henderson served as senior controller at LNR Property Corporation, a diversified real estate, investment, finance and management company. From January 2006 to April 2007, Mr. Henderson served as assistant corporate controller of Conexant Systems, Inc., a NASDAQ-listed semiconductor company. Between 2002 and 2005, Mr. Henderson served as director of accounting and reporting and subsequently as European controller for Hyperion Solutions Corporation, a NASDAQ-listed business performance management software company. Mr. Henderson began his career in public accounting as an associate at Arthur Andersen LLP and, subsequently, as a manager in the Global Capital Markets group of PricewaterhouseCoopers LLP. A certified public accountant, Mr. Henderson received his B.S. degree in Business Administration, with dual concentrations in Financial Management and Accounting, from California Polytechnic State University, San Luis Obispo.

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
We believe that since we have become publicly registered no Section 16(a) filings have been made as we have no officers or directors of our own and there are no unit holders who own 10.0% or more of our units.
Code of Ethics
Since we have no officers, directors or employees, we do not have our own code of ethics. Grubb & Ellis Company has a code of ethics that is applicable to employees of our Manager.

Item 11.	Executive Compensation.
Executive and Director Compensation
We have no employees, executive officers or directors to whom we pay compensation. Additionally, we do not currently intend to hire any employees or pay any compensation directly to our principal executive officer or our principal financial officer. Our day-to-day management is performed by certain employees and executive officers of our Manager and its affiliates. We pay our Manager and its affiliates fees and reimburse expenses pursuant to our Operating Agreement. As a result, we do not have a compensation policy or program and have not included a Compensation Discussion and Analysis in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.
Principal Unit Holders
The following table shows, as of March 4, 2011, the number and percentage of units owned by
•	any person who is known to us to be the beneficial owner of more than 5.0% of our outstanding units;
•	our Manager’s officers who serve as our principal executive officer and principal financial officer; and
•	all of our directors and executive officers as a group.

	Beneficially	Percentage of
	Owned No.	Outstanding
Name of Beneficial Owners(1)	of Units	Units

Our Manager	None	0.0%
Steven M. Shipp	None	0.0%
Paul E. Henderson	None	0.0%
Jeffrey T. Hanson(2)	None	0.0%
All of our directors and executive officers as a group(3)	None	0.0%

(1)	The address of each beneficial owner listed is 1551 N. Tustin Avenue, Suite 300, Santa Ana, California 92705.

(2)	Mr. Hanson resigned as our principal executive officer on February 28, 2011.

(3)	We have no directors or executive officers of our own.
We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.
Equity Compensation Plan Information
We have no equity compensation plans as of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Our Manager is responsible for managing the day to day business affairs and assets. Our Manager is a Virginia limited liability company that was formed in April of 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.
The Operating Agreement
Pursuant to the Operating Agreement, our Manager or Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated third-party entity.
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2010, 2009 and 2008.

Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and agreed that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2010, 2009 and 2008, we reimbursed our Manager for $2,000, $17,000 and $4,000, respectively, in non-public company compliance costs.
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2009, 2008 and 2007. Based on the valuation of our one remaining unconsolidated property as of December 31, 2010 and 2009, we have reserved for an estimated distribution to our Manager of $440,000 and $382,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our consolidated statements of net assets.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated third-party entity. We only incur and pay such fees on consolidated properties, and for the years ended December 31, 2010, 2009 and 2008, we did not have any consolidated properties.
Property Management Fees
We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross revenues of the properties. For the years ended December 31, 2010, 2009 and 2008, we did not incur any property management fees to Realty.
Lease Commissions
We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2010, 2009 and 2008, we did not incur any lease commissions to Realty.
Project Fees
We pay Realty for its services in supervising any construction or repair projects in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2010, 2009 and 2008, we did not incur any project fees to Realty.
Real Estate Disposition Fees
We pay Realty a real estate disposition fee of up to 5.0% of the sales price. Third party brokers may be entitled to up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2010, 2009 and 2008, we did not incur any real estate disposition fees to Realty.
Loan Fees
We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. For the years ended December 31, 2010, 2009 and 2008, we did not incur any loan fees to Realty.

Manager’s Ownership Interest in the Company
As of December 31, 2010 and 2009, our Manager and its executive officers did not own any of our units.
Costs Incurred in Connection with Public Company Filings and Rent
Our Manager has agreed that all costs associated with compliance with public company filings will be borne by our Manager and, as a result, such costs are not included in our financial statements. These costs include, but are not limited to, audit and legal fees, as well as the cost of compliance with the Sarbanes-Oxley Act. We do not maintain offices separate from those of our Manager. While our Manager allows us to use a portion of its office space located at 1551 N. Tustin Avenue, Suite 300 in Santa Ana, California, our Manager does not collect rent from us for our use of that space.

Item 14.	Principal Accounting Fees and Services.
Deloitte & Touche, LLP, has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2010, 2009 and 2008.
Our Manager, which acts in the capacity of our audit committee, has voted and approved that all audit fees and other costs associated with our public company filings will be borne by our Manager. The following table lists the fees for services rendered by the independent registered public accounting firm for 2010 and 2009:

Services	2010	2009
Audit Fees(1)	$112,000	$135,000

(1)	Audit fees billed in 2010 and 2009 consisted of the audits of our annual financial statements, reviews of our quarterly financial statements, and other services related to filings with the SEC.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Manager and Unit Holders of
NNN 2002 Value Fund, LLC
We have audited the accompanying consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2010 and 2009 and the related statements of changes in net assets in liquidation for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.
/s/ Deloitte & Touche, LLP
Los Angeles, California
March 4, 2011

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of December 31, 2010 and 2009

	As of December 31,
	2010	2009
ASSETS
Investment in unconsolidated real estate	$804,000	$572,000
Cash and cash equivalents	451,000	463,000
Asset for estimated receipts in excess of estimated costs during liquidation	864,000	849,000

Total assets	2,119,000	1,884,000

LIABILITIES

Commitments and contingencies (Note 8)

Net assets in liquidation	$2,119,000	$1,884,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008

Net assets in liquidation, beginning of year	$1,884,000	$3,980,000	$5,928,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating loss	13,000	19,000	48,000
Distributions received from unconsolidated property	—	(97,000)	(173,000)
Change in estimated receipts in excess of costs during liquidation	3,000	733,000	582,000

Net increase in asset for estimated receipts in excess of estimated costs during liquidation	16,000	655,000	457,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	232,000	(2,829,000)	(2,530,000)
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	(13,000)	78,000	125,000

Net increase (decrease) in fair value of assets and liabilities	219,000	(2,751,000)	(2,405,000)

Distributions to unit holders	—	—	—

Change in net assets in liquidation	235,000	(2,096,000)	(1,948,000)

Net assets in liquidation, end of year	$2,119,000	$1,884,000	$3,980,000

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
As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2010, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
Grubb & Ellis Realty Investors, LLC (formerly known as Triple Net Properties, LLC), or Grubb & Ellis Realty Investors, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Triple Net Property Realty, Inc., or Realty, to provide various services to the Congress Center property, of which we own a 12.3% interest. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.
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
Liquidation Basis of Accounting
As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair values (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of our investment in unconsolidated real estate is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.
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
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We are also subject to a concentration of regional economic exposure in Illinois, as our sole remaining asset consists of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. Regional economic downturns affecting the state of Illinois could adversely impact our operations.
As of December 31, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2010, as follows:

		Percentage of		Lease
	2010 Annual	2010 Annual	Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximate)	Date
U.S. Department of Homeland Security	$3,603,000	28.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,708,000	21.3%	111,000	Various (2)
Akzo Nobel, Inc.	$2,176,000	17.1%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.4%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.0%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.

(2)	The lease with respect to 9,000 square feet expires in June 2011, and the lease with respect to 50,000 square feet expires in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet is leased on a month-to-month basis.
As of December 31, 2009, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2009, as follows:

		Percentage of		Lease
	2009 Annual	2009 Annual	Square Footage	Expiration
Tenant	Base Rent(1)	Base Rent	(Approximate)	Date
U.S. Department of Homeland Security	$3,538,000	28.6%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,472,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,131,000	17.3%	91,000	Dec. 2013
U.S. Department of Treasury	$1,677,000	13.5%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,249,000	10.1%	37,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2009.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2009	and (Receipts)	Estimates	2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,270,000	$(1,000)	$99,000	$1,368,000
Liabilities:
Liquidation costs	(421,000)	13,000	(96,000)	(504,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$849,000	$12,000	$3,000	$864,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2009 was as follows:

	December 31,	Cash Payments	Change in	December 31,
	2008	and (Receipts)	Estimates	2009
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,148,000	$(99,000)	$221,000	$1,270,000
Liabilities:
Liquidation costs	(954,000)	21,000	512,000	(421,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$194,000	$(78,000)	$733,000	$849,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Net Assets in Liquidation
Net assets in liquidation increased $235,000, or $39.43 per unit, during the year ended December 31, 2010. The increase in net assets in liquidation was primarily due to an increase in the liquidation value of the Congress Center property of $232,000, or $38.93 per unit, due to an increase in the anticipated sale price as well as a decrease in the balance of the mortgage loan as a result of the scheduled principal payments during 2010.
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
Net assets in liquidation decreased $1,948,000, or $326.85 per unit, during the year ended December 31, 2008. The primary reason for the decrease in our net assets in liquidation was a decrease in the value of our interest in the Congress Center property of $2,530,000, or $424.50 per unit. This decrease was a result of a decrease in the anticipated sales price, offset by a decrease in estimated costs in excess of estimated receipts during liquidation of $457,000, or $76.68 per unit, which was a result of a change in estimate primarily due to the change in the projected sales date of the Congress Center property. The decrease in the reserve for estimated costs in excess of estimated receipts during liquidation resulted in an asset for estimated receipts in excess of estimated costs as of December 31, 2008.
The net assets in liquidation of $2,119,000, plus cumulative liquidating distributions of $18,900,000 as of December 31, 2010, would result in liquidating distributions per unit of approximately $3,685.55 for Class A, $3,513.03 for Class B and $3,378.59 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.
5. Real Estate Investments
As of December 31, 2010 and 2009, our real estate investment is comprised of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. We did not have any property dispositions during the years ended December 31, 2010, 2009 and 2008.
6. Unit Holders’ Equity
There are three classes of units, each with different rights with respect to distributions. As of December 31, 2010 and 2009, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.
Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess cash from operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess cash from operations. We had no excess cash from operations for the years ended December 31, 2010, 2009 and 2008, and our Manager did not receive any such distributions for these periods.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There were no distributions declared during the years ended December 31, 2010, 2009 and 2008. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.
Following the payment of the monthly April 2005 distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions to our unit holders. To the extent that prior distributions have not conformed to the distribution priorities, we intend to adjust future distributions in order to provide overall net distributions consistent with the priority provisions of the Operating Agreement. Such distributions may be distributions from capital transactions and may be completed in connection with our plan of liquidation
7. Related Party Transactions
The Operating Agreement
Pursuant to the Operating Agreement, our Manager or Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated third-party entity.
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2010, 2009 and 2008.
Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and agreed that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. For the years ended December 31, 2010, 2009 and 2008, we reimbursed our Manager for $2,000, $17,000 and $4,000, respectively, in non-public company compliance costs.
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2009, 2008 and 2007. Based on the valuation of our one remaining unconsolidated property as of December 31, 2010 and 2009, we have reserved for an estimated distribution to our Manager of $440,000 and $382,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our consolidated statements of net assets.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated third-party entity. We only incur and pay such fees on consolidated properties, and for the years ended December 31, 2010, 2009 and 2008, we did not have any consolidated properties.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property Management Fees
We pay Realty, for its services in managing our properties, a monthly property management fee of up to 5.0% of the gross revenues of the properties. For the years ended December 31, 2010, 2009 and 2008, we did not incur any property management fees to Realty.
Lease Commissions
We pay Realty or its affiliates a leasing commission for its services in leasing any of our properties an amount equal to 6.0% of the value of any lease entered into during the term of the Management Agreement and 3.0% with respect to any lease renewal. The value of such leases will be calculated by totaling the minimum monthly rent for the term of the lease. The term of such leases will not exceed five years for purposes of the computation and will not include option periods. For the years ended December 31, 2010, 2009 and 2008, we did not incur any lease commissions to Realty.
Project Fees
We pay Realty for its services in supervising any construction or repair projects in or about our properties, a construction management fee equal to 5.0% of any amount up to $25,000, 4.0% of any amount over $25,000 but less than $50,000, and 3.0% of any amount over $50,000, which is expended in any calendar year for construction or repair projects. For the years ended December 31, 2010, 2009 and 2008, we did not incur any project fees to Realty.
Real Estate Disposition Fees
We pay Realty a real estate disposition fee of up to 5.0% of the sales price. Third party brokers may be entitled to up to 80.0% of the 5.0% disposition fee. For the years ended December 31, 2010, 2009 and 2008, we did not incur any real estate disposition fees to Realty.
Loan Fees
We pay Realty a loan fee in the amount of 1.0% of the principal amount of all loans obtained by it for our properties during the term of the Management Agreement. For the years ended December 31, 2010, 2009 and 2008, we did not incur any loan fees to Realty.
8. Commitments and Contingencies
Litigation
Neither we nor the Congress Center property are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property which, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $92,054,000 and $93,486,000 as of December 31, 2010 and 2009, respectively. Our pro rata share of the mortgage debt was $11,304,000 and $11,480,000 as of December 31, 2010 and 2009, respectively.
The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of December 31, 2010, the Congress Center property was in compliance with all such requirements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Net assets in liquidation, beginning of period	$2,176,000	$1,921,000	$1,961,000	$1,884,000

Change to asset for estimated receipts in excess of estimated costs during liquidation	(224,000)	324,000	(117,000)	33,000
Net increase (decrease) in fair value	167,000	(69,000)	77,000	44,000

Change in net assets in liquidation	(57,000)	255,000	(40,000)	77,000

Net assets in liquidation, end of period	$2,119,000	$2,176,000	$1,921,000	$1,961,000

	Liquidation Basis
	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Net assets in liquidation, beginning of period	$2,101,000	$4,013,000	$3,518,000	$3,980,000

Change to asset (reserve) for estimated receipts (costs) in excess of estimated receipts (costs) during liquidation	(137,000)	324,000	452,000	16,000
Net (decrease) increase in fair value	(80,000)	(2,236,000)	43,000	(478,000)

Change in net assets in liquidation	(217,000)	(1,912,000)	495,000	(462,000)

Net assets in liquidation, end of period	$1,884,000	$2,101,000	$4,013,000	$3,518,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NNN 2002 Value Fund, LLC (Registrant)

By:	Grubb & Ellis Realty Investors, LLC, its Manager

By:	/s/ Steven M. Shipp Steven M. Shipp	Executive Vice President, Portfolio Management Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC

Date: March 4, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven M. Shipp Steven M. Shipp	Executive Vice President, Portfolio Management Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal executive officer)
Date:	March 4, 2011

By:	/s/ Paul E. Henderson Paul E. Henderson	Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal financial officer)
Date March 4, 2011

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

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

21.1	*	Subsidiaries of NNN 2002 Value Fund, LLC

31.1	*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.