Form 10-Q
period 2011-06-30
NNN 2002 VALUE FUND LLC
filed 2011-08-15
CIK 1178132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 15, 2011, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC
(A Virginia limited liability company)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2011 (Unaudited) and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2011 (Unaudited) and 2010 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. [Removed and Reserved.]	19

Item 5. Other Information	19

Item 6. Exhibits	19

SIGNATURES	20

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
As of June 30, 2011 (Unaudited) and December 31, 2010 (Unaudited)

	June 30, 2011	December 31, 2010

ASSETS

Investment in unconsolidated real estate	$740,000	$804,000
Cash and cash equivalents	437,000	451,000
Asset for estimated receipts in excess of estimated costs during liquidation	787,000	864,000

Total assets	1,964,000	2,119,000

LIABILITIES

Commitments and contingencies (Note 8)

Net assets in liquidation	$1,964,000	$2,119,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
For the Three and Six Months Ended June 30, 2011 (Unaudited) and 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net assets in liquidation, beginning of period	$2,109,000	$1,961,000	$2,119,000	$1,884,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating loss	13,000	10,000	13,000	11,000
Change in estimated receipts in excess of estimated costs during liquidation	(33,000)	(127,000)	(90,000)	(95,000)

Net decrease in asset for estimated receipts in excess of estimated costs during liquidation	(20,000)	(117,000)	(77,000)	(84,000)

Change in fair value of assets and liabilities:
Change in fair value of investment in unconsolidated real estate	(112,000)	87,000	(65,000)	132,000
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	(13,000)	(10,000)	(13,000)	(11,000)

Net (decrease) increase in fair value of assets and liabilities	(125,000)	77,000	(78,000)	121,000

Change in net assets in liquidation	(145,000)	(40,000)	(155,000)	37,000

Net assets in liquidation, end of period	$1,964,000	$1,921,000	$1,964,000	$1,921,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
1. Organization and Description of Business
NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of June 30, 2011, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.
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
Liquidation Basis of Accounting
As a result of the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005, and for all periods subsequent to August 31, 2005. Accordingly, all assets have been adjusted to their estimated fair values (on an undiscounted basis). Liabilities, including estimated costs associated with implementing and completing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of our investment in our one remaining unconsolidated property is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Estimated future cash flows from property operations were made based on the anticipated sale dates of the asset. Due to the uncertainty in the timing of the anticipated sale date and the cash flows therefrom, results may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets. The net assets represent the estimated liquidation value of our assets available to our unit holders upon liquidation. The actual values realized for assets and settlement of liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

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
The change in the asset for estimated receipts in excess of estimated costs during liquidation for the six months ended June 30, 2011 was as follows:

		Cash Payments	Change in
	December 31, 2010	and (Receipts)	Estimates	June 30, 2011
Assets:
Estimated net inflows from unconsolidated operating activities	$1,368,000	$—	$(127,000)	$1,241,000
Liabilities:
Liquidation costs	(504,000)	13,000	37,000	(454,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$864,000	$13,000	$(90,000)	$787,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the six months ended June 30, 2010 was as follows:

		Cash Payments	Change in
	December 31, 2009	and (Receipts)	Estimates	June 30, 2010
Assets:
Estimated net inflows from unconsolidated operating activities	$1,270,000	$—	$(76,000)	$1,194,000
Liabilities:
Liquidation costs	(421,000)	11,000	(19,000)	(429,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$894,000	$11,000	$(95,000)	$765,000

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
4. Net Assets in Liquidation
Net assets in liquidation decreased by $145,000, or $24.33 per unit, to $1,964,000 during the three months ended June 30, 2011, compared to net assets in liquidation of $2,109,000 as of March 31, 2011. The decrease in our net assets was primarily due to a decrease in our estimated receipts in excess of estimated costs during liquidation of $20,000, or $3.36 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, and a decrease in the liquidation value of the Congress Center property of $112,000, or $18.79 per unit, mainly due to a decrease in the anticipated sale price.
Net assets in liquidation decreased by $40,000, or $6.71 per unit, to $1,921,000 during the three months ended June 30, 2010, compared to net assets in liquidation of $1,961,000 as of March 31, 2010. The primary reason for the decrease in our net assets was due to a decrease in our estimated receipts in excess of estimated costs during liquidation of $117,000, or $19.63 per unit, caused by a 6-month extension of our estimated sale date and associated changes in estimates of net cash flows, partially offset by an increase in the liquidation value of our one remaining unconsolidated property of $87,000, or $14.60 per unit, which is a result of an increase in the anticipated sale price.
Net assets in liquidation decreased by $155,000, or $26.01 per unit, to $1,964,000 during the six months ended June 30, 2011, compared to net assets in liquidation of $2,119,000 as of December 31, 2010. The decrease in our net assets was primarily due to a decrease in our estimated receipts in excess of estimated costs during liquidation of $77,000, or $12.92 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, and a decrease in the liquidation value of the Congress Center property of $65,000, or $10.91 per unit, mainly due to a decrease in the anticipated sale price.
Net assets in liquidation increased by $37,000, or $6.21 per unit, to $1,921,000 during the six months ended June 30, 2010, compared to net assets in liquidation of $1,884,000 as of December 31, 2009. The primary reason for the increase in our net assets was an increase in the liquidation value of our one remaining unconsolidated property of $132,000, or $22.15 per unit, which is a result of an increase in the anticipated sale price, partially offset by a decrease of $84,000, or $14.09 per unit, in our estimated receipts in excess of estimated costs during liquidation caused by a 6-month extension of our estimated sale date and associated changes in estimates of net cash flows.
The net assets in liquidation of $1,964,000 as of June 30, 2011, plus liquidating distributions paid to our unit holders of $18,900,000 through June 30, 2011, would result in liquidating distributions to our unit holders per unit of approximately $3,658.03 for Class A, $3,487.12 for Class B and $3,354.30 for Class C, of which $3,171.22 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of the sale, the real estate market conditions, the performance of the Congress Center property and changes in the underlying assumptions of the projected cash flows.
5. Investment in Unconsolidated Real Estate
As of June 30, 2011 and December 31, 2010, our sole real estate investment is comprised of a 12.3% interest in the Congress Center property. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of June 30, 2011, 93% of the total GLA of the Congress Center property was leased to 13 tenants and 83% was occupied by 12 tenants.
6. Unit Holders’ Equity
There are three classes of units, each with different rights with respect to distributions. As of June 30, 2011 and December 31, 2010, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Cash from operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of cash from operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess cash from operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess cash from operations. We had no excess cash from operations for the three and six months ended June 30, 2011 and 2010 and our Manager did not receive any such distributions for these periods.
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
There were no distributions declared during the three or six months ended June 30, 2011 and 2010. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.
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
Expenses, Costs, or Fees
We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for any such expenses, costs or fees for the three and six months ended June 30, 2011 and 2010.
Operating Expenses
We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. In accordance with our plan of liquidation, the then board of managers of our Manager voted and approved that all costs associated with public company compliance would be borne by our Manager. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs. Our Manager did not incur any non-public company compliance costs, and therefore, was not reimbursed for any such costs for the three and six months ended June 30, 2011 and 2010.

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
Distributions to Our Manager
Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three and six months ended June 30, 2011 and 2010. Based on the valuation of our one remaining unconsolidated property as of June 30, 2011 and December 31, 2010, we have reserved an estimated distribution to our Manager of $402,000 and $440,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our interim unaudited condensed consolidated statements of net assets.
The Management Agreement
Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive payments for property management fees, lease commissions, project fees, disposition fees and loan fees. These fee arrangements were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation with an unaffiliated third party. We only incur and pay such fees on consolidated properties. For the three and six months ended June 30, 2011 and 2010, we did not have any consolidated properties and, as a result, no such fees were paid.
8. Commitments and Contingencies
Litigation
Neither we nor the Congress Center property are presently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or the Congress Center property, which if determined unfavorably to us would have a material adverse effect on our cash flows, financial condition or results of operations.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $91,300,000 and $92,054,000 as of June 30, 2011 and December 31, 2010, respectively. Our pro rata share of the mortgage debt was $11,212,000 and $11,304,000 as of June 30, 2011 and December 31, 2010, respectively. The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of June 30, 2011, the Congress Center property was in compliance with all such requirements. The mortgage debt of the Congress Center property matures on October 1, 2014.
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

NNN 2002 VALUE FUND, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — Continued
9. Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of June 30, 2011 and December 31, 2010, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.
We are also subject to a concentration of regional economic exposure affecting Illinois, as our sole remaining asset consists of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. Regional economic downturns affecting the State of Illinois could adversely impact our operations.
As of June 30, 2011, we had no consolidated properties, however, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

		Percentage of	Square	Lease
	2011 Annual	2011 Annual	Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approx.)	Date
U.S. Department of Homeland Security	$3,668,000	27.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,279,000	17.0%	92,000	Various (2)
Akzo Nobel, Inc.	$2,222,000	16.6%	91,000	Dec. 2019
U.S. Department of Treasury	$1,740,000	13.0%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2011.

(2)	The lease with respect to 50,000 square feet expires in February 2012 and the lease for 42,000 square feet expires in February 2022.
As of June 30, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

		Percentage of	Square	Lease
	2010 Annual	2010 Annual	Footage	Expiration
Tenant	Base Rent (1)	Base Rent	(Approx.)	Date
U.S. Department of Homeland Security	$3,603,000	28.6%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,522,000	20.0%	101,000	Feb. 2012
Akzo Nobel, Inc.	$2,176,000	17.3%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.5%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.1%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.
The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes accompanying this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2011 and December 31, 2010 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2011 and 2010 (liquidation basis).
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
As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of June 30, 2011, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

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
Property Dispositions
We did not have any property dispositions during the three and six months ended June 30, 2011 and 2010.
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
In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines more than 5% from our current estimate of the market value as of June 30, 2011, our investment in unconsolidated real estate would be zero.

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
Scheduled Lease Expirations
As of June 30, 2011, the Congress Center property was 93% leased to 13 tenants and 83% occupied by 12 tenants. Leases representing approximately 10% of the gross leaseable area, or GLA, expire during 2011. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.
Changes in Net Assets in Liquidation
Three and Six Months Ended June 30, 2011 and 2010
Net assets in liquidation decreased by $145,000, or $24.33 per unit, to $1,964,000 during the three months ended June 30, 2011, compared to net assets in liquidation of $2,109,000 as of March 31, 2011. The decrease in our net assets was primarily due to a decrease in our estimated receipts in excess of estimated costs during liquidation of $20,000, or $3.36 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, and a decrease in the liquidation value of the Congress Center property of $112,000, or $18.79 per unit, mainly due to a decrease in the anticipated sale price.
Net assets in liquidation decreased by $40,000, or $6.71 per unit, to $1,921,000 during the three months ended June 30, 2010, compared to net assets in liquidation of $1,961,000 as of March 31, 2010. The primary reason for the decrease in our net assets was due to a decrease in our estimated receipts in excess of estimated costs during liquidation of $117,000, or $19.63 per unit, caused by a 6-month extension of our estimated sale date and associated changes in estimates of net cash flows, partially offset by an increase in the liquidation value of our one remaining unconsolidated property of $87,000, or $14.60 per unit, which is a result of an increase in the anticipated sale price.
Net assets in liquidation decreased by $155,000, or $26.01 per unit, to $1,964,000 during the six months ended June 30, 2011, compared to net assets in liquidation of $2,119,000 as of December 31, 2010. The decrease in our net assets was primarily due to a decrease in our estimated receipts in excess of estimated costs during liquidation of $77,000, or $12.92 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property, and a decrease in the liquidation value of the Congress Center property of $65,000, or $10.91 per unit, mainly due to a decrease in the anticipated sale price.
Net assets in liquidation increased by $37,000, or $6.21 per unit, to $1,921,000 during the six months ended June 30, 2010, compared to net assets in liquidation of $1,884,000 as of December 31, 2009. The primary reason for the increase in our net assets was an increase in the liquidation value of our one remaining unconsolidated property of $132,000, or $22.15 per unit, which is a result of an increase in the anticipated sale price, partially offset by a decrease of $84,000, or $14.09 per unit, in our estimated receipts in excess of estimated costs during liquidation caused by a 6-month extension of our estimated sale date and associated changes in estimates of net cash flows.
Liquidity and Capital Resources
As of June 30, 2011, our total assets and net assets in liquidation were $1,964,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property pursuant to our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive from the sale of our interest in the Congress Center property or the net proceeds therefrom, if any.
Current Sources of Capital and Liquidity
We anticipate, but cannot assure, that our cash flow from the operations and sale of our interest in the Congress Center property will be sufficient to fund our cash needs for payment of expenses during the liquidation period.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. No distributions were received in 2010 or in the three and six months ended June 30, 2011.
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
Other Liquidity Needs
We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. As of June 30, 2011, we estimate that we will have $454,000 of commitments and expenditures during the remaining liquidation period, comprised mainly of $402,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the sale of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.
During the three and six months ended June 30, 2011, we paid no liquidating distributions. Following the payment of the April 2005 monthly distribution to our unit holders, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets in its sole discretion. Liquidating distributions are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Manager may deem relevant.
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
Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation through retained cash flow, disposition of assets, and unsecured borrowings. We do not intend to reserve funds to retire existing debt upon maturity. We will, instead, seek to refinance such debt at maturity or retire such debt through the disposition of the Congress Center property.
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

Capital Resources
Prior to the adoption of our plan of liquidation, our primary sources of capital were our real estate operations, our ability to leverage any increased market value in the real estate assets we owned and our ability to obtain debt financing from third parties, including, our Manager or its affiliates. Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. No distributions were received in 2010 or in the three and six months ended June 30, 2011.
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
We believe that our cash balance of $437,000 as of June 30, 2011 should provide sufficient liquidity to meet our cash needs during the next 12 months from June 30, 2011. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for the next 12 months, we can provide no assurance that this will be the case.
Unconsolidated Debt
Total mortgage debt of the Congress Center property was $91,300,000 and $92,054,000 as of June 30, 2011 and December 31, 2010, respectively. Our pro rata share of the mortgage debt was $11,212,000 and $11,304,000 as of June 30, 2011 and December 31, 2010, respectively. The Congress Center property is required by the terms of its loan documents to meet certain financial covenants and other requirements. As of June 30, 2011, the Congress Center property was in compliance with all such requirements. The mortgage debt of the Congress Center property matures on October 1, 2014.
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
Debt Service Obligations
As of June 30, 2011, all consolidated debt service obligations have been repaid in full.
Contractual Obligations
As of June 30, 2011, all consolidated contractual obligations have been repaid in full.

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
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of June 30, 2011, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2011 was conducted under the supervision and with the participation of our Manager, including our Manager’s executive vice president, portfolio management, and chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s executive vice president, portfolio management, and chief accounting officer concluded that our disclosure controls and procedures as of June 30, 2011 were effective.
(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our success is dependent on the performance of our manager, which could be adversely impacted by the recent sale of its parent company, Daymark Realty Advisors, Inc., to an unrelated third party.
On February 10, 2011, Grubb & Ellis Company announced the creation of Daymark Realty Advisors, Inc., or Daymark, a wholly owned and separately managed subsidiary of Grubb & Ellis and parent company of NNN Realty Advisors, Inc., or NNNRA, which is the parent company of our manager. Subsequent thereto Grubb & Ellis announced that it had retained FBR Capital Markets & Co to explore strategic alternatives with respect to Daymark and its portfolio. On August 10, 2011, Grubb & Ellis Company entered into a Stock Purchase Agreement, or the Purchase Agreement, with IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. Pursuant to the Purchase Agreement, Grubb & Ellis sold to IUC-SOV, LLC all of the shares of Daymark, whereby IUC-SOV, LLC acquired all the assets and liabilities of Daymark and its subsidiaries, subject to the terms and conditions of the Purchase Agreement. The closing of the transactions contemplated by the Purchase Agreement were completed on August 10, 2011. Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our manager and its parent company, and their respective executive officers and employees. If our manager suffers operational problems in connection with the sale of Daymark to IUC-SOV, LLC, which could affect our manager’s ability to allocate time and/or resources to our operations, our results of operations would be adversely impacted. Furthermore, the effect that the sale will have on our operations is unknown, but could have a material adverse effect on the performance of our manager, which could cause our results of operations and financial condition to suffer.
In addition, NNNRA is a guarantor on the mortgage loans of several TIC programs that it has sponsored. Under the guaranty agreements, NNNRA is required to maintain a specified level of minimum net worth. As of December 31, 2010, NNNRA’s net worth was below the contractually specified levels with respect to approximately 30 percent of its managed TIC programs. While this circumstance does not, in and of itself, create any direct recourse liability for NNNRA, failure to meet the minimum net worth on these programs could result in the imposition of an event of default under these TIC loan agreements and NNNRA potentially becoming liable for up to $6.0 million, in the aggregate, of certain partial-recourse guarantee obligations of the underlying mortgage debt for certain of these TIC programs. To date, no events of default have been declared.

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

NNN 2002 Value Fund, LLC (Registrant)

By: Grubb & Ellis Realty Investors, LLC, its Manager

August 15, 2011 Date	/s/ Steven M. Shipp Steven M. Shipp Executive Vice President, Portfolio Management Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

August 15, 2011	/s/ Paul E. Henderson

Date	Paul E. Henderson Chief Accounting Officer Grubb & Ellis Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

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