Form 10-K
period 2011-12-31
NNN 2002 VALUE FUND LLC
filed 2012-03-30
CIK 1178132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-51098

NNN 2002 Value Fund, LLC

(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200, Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 975-2999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A LLC Membership Interests

Class B LLC Membership Interests

Class C LLC Membership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the outstanding units held by non-affiliates of the registrant was approximately $29,799,000 (based on the price for which each unit was sold). No established market exists for the registrant’s units.

As of March 23, 2012, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

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

As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2011, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

Our Manager

Daymark Realty Advisors, Inc., or Daymark, is the parent company of our Manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC). On August 10, 2011, Daymark was acquired by IUC-SOV, LLC, or IUC-SOV, an entity affiliated with Sovereign Capital Management, or Sovereign, and Infinity Real Estate, or Infinity. Our Manager manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property without cause upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Our Manager’s principal executive offices are located at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705 and its telephone number is (714) 975-2999. We make our periodic and current reports available on Daymark’s website at www.daymarkrealtyadvisors.com as soon as reasonably practicable after such materials are electronically filed with the United States Securities and Exchange Commission, or the SEC. They are also available for printing through that website. We do not maintain our own website or have an address or telephone number separate from our Manager.

Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result of (i) then-current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

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

Our plan of liquidation gives our Manager the power to sell our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

Distribution Policy

Following payment of the April 2005 monthly distribution, the then board of managers of our Manager decided to discontinue the payment of monthly distributions to our unit holders. In accordance with our plan of liquidation, our Manager can make liquidating distributions from net proceeds received from the sale of assets at its discretion. Liquidating distribution amounts will depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition, capital requirements and other factors our Manager deems relevant.

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

In selling the our interest in the Congress Center property, we are in competition with other sellers of similar properties to locate suitable purchasers, which may result in us receiving lower net proceeds than our estimated liquidation proceeds.

As of December 31, 2011, we have a 12.3% ownership interest in the Congress Center property, which is our sole property interest. Other entities managed by our Manager also own interests in this property, as well as other Chicago, Illinois properties. Our property may face competition in this region from such other properties owned, operated or managed by our Manager or our Manager’s affiliates. Our Manager or its affiliates have interests that may vary from ours in this geographic market.

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

Significant Tenants

As of December 31, 2011, we had no consolidated properties; however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2011, as follows:

Tenant	2011 Annual Base Rent (1)	Percentage of 2011 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,668,000	26.5%	76,000	Apr. 2012
Akzo Nobel, Inc.	$2,222,000	16.0%	91,000	Dec. 2019
U.S. Department of Justice	$2,000,000	14.4%	50,000	Nov. 2021
North American Co. Life and Health Insurance	$1,993,000	14.4%	92,000	Various (2)
U.S. Department of Treasury	$1,740,000	12.6%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2011.
(2)	Leases with respect to 50,000 square feet expired in February 2012, and the lease for 42,000 square feet expires in February 2022.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We use the office space of our Manager and do not maintain separate office space. We have paid fees to our Manager for its services and have not historically paid rent for the use of their office space.

Real Estate Investments

As of December 31, 2011, we owned a 12.3% interest in the Congress Center property. Our interest in the Congress Center property is held as a member of a LLC that owns a TIC interest in the property. The following table presents certain information about the Congress Center property as of December 31, 2011:

Property Name	Property Location	GLA (Sq Ft)	% Owned	Date Acquired	Annual Rent(1)	Physical Occupancy(2)	Annual Rent Per Sq Ft(3)
Congress Center	Chicago, IL	520,000	12.3%	1/9/03	$13,807,000	83%	$32.02

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2011.
(2)	Physical occupancy as of December 31, 2011.
(3)	Average effective annual rent per occupied square foot as of December 31, 2011.

The Congress Center property’s occupancy rate decreased from 83% at December 31, 2011 to 73% as of February 29, 2012 with the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order fund leasing costs for the vacant space over the next few years, which, depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, could have a material adverse impact on our liquidation value and ultimate liquidating distributions. See also Item 9B, “Other Information”, for certain additional information affecting the Congress Center property and our investment therein.

Under the liquidation basis of accounting, our investment in the Congress Center property is recorded at fair value (on an undiscounted basis). The following information generally applies to the Congress Center property as of December 31, 2011:

•	we have no plans for any material renovations, improvements or development of the property, except in accordance with planned budgets and executed leases; and

•	our property is located in a market where we are subject to competition for attracting new tenants and retaining current tenants.

The following is a summary of our organizational structure and ownership information for the Congress Center property as of December 31, 2011:

NNN 2002 Value Fund, LLC

Congress Center

The following is a summary of our relationship with entities with ownership interests in the Congress Center property as of December 31, 2011:

Indebtedness

As of December 31, 2011, there were two secured mortgage loans outstanding related to the Congress Center property, our proportionate share of which approximates $11,118,000.

See also Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Item 3. Legal Proceedings.

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for our units. As of March 23, 2012, there were no outstanding options or warrants to purchase, or securities convertible into, our units. In addition, there were no units that could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or that we have agreed to register under the Securities Act for sale by unit holders, and there were no units that are being, or have been publicly proposed to be, publicly offered by us.

Unit Holders

As of March 23, 2012, there were 549 unit holders of record, with 192, 206 and 200 holders of Class A units, Class B units and Class C units, respectively. Certain of our unit holders hold units in more than one class of units.

Distributions

The Operating Agreement provides that Class A unit holders receive a 10.0% per annum cumulative return, or a 10.0% priority return, Class B unit holders receive a 9.0% per annum cumulative return, or a 9.0% priority return, and Class C unit holders receive an 8.0% per annum cumulative return, or an 8.0% priority return.

No distributions were declared on Class A units, Class B units or Class C units during any quarter in the years ended December 31, 2011, 2010 and 2009.

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

The stated range of unit holder distributions disclosed in our plan of liquidation are estimates only and actual results may be higher or lower than estimated. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iii) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (iv) actual proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.

Equity Compensation Plan Information

We had no equity compensation plans as of December 31, 2011.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this Annual Report on Form 10-K. Such consolidated financial statements and information have been prepared to reflect our net assets in liquidation as of December 31, 2011 and 2010 (liquidation basis), together with the changes in net assets for the three years ended December 31, 2011, 2010 and 2009.

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

As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2011, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

On August 10, 2011, Daymark, parent company of our Manager, was acquired by IUC-SOV, an entity affiliated with Sovereign and Infinity. Our Manager manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Realty, to provide various services to the Congress Center property, of which we own a 12.3% interest. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Business Strategy and Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed with the SEC on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result of (i) then-current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than any other alternative. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

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

Our plan of liquidation gives our Manager the power to sell our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

Dispositions in 2011, 2010 and 2009

We did not have any property dispositions during the years ended December 31, 2011, 2010 and 2009.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	December 31, 2011
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,368,000	$—	$(790,000)	$578,000
Liabilities:
Liquidation costs	(504,000)	100,000	(46,000)	(450,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$864,000	$100,000	$(836,000)	$128,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31, 2009	Cash Payments and (Receipts)	Change in Estimates	December 31, 2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,270,000	$(1,000)	$99,000	$1,368,000
Liabilities:
Liquidation costs	(421,000)	13,000	(96,000)	(504,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$849,000	$12,000	$3,000	$864,000

Net Assets in Liquidation

The net assets in liquidation of $1,233,000, plus cumulative liquidating distributions of $18,900,000 as of December 31, 2011, would result in liquidating distributions per unit of approximately $3,527.68 for Class A, $3,364.44 for Class B and $3,239.27 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flow.

Revenue Recognition

Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Investment in Unconsolidated Real Estate

In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines by approximately 5% or more from our current estimate of the market value as of December 31, 2011, our investment in unconsolidated real estate would be zero.

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

Scheduled Lease Expirations

As of December 31, 2011, the Congress Center property was 83% leased to 12 tenants. Leases representing approximately 25% of the gross leasable area, to three tenants, expire during 2012. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.

Changes in Net Assets In Liquidation

For the Year Ended December 31, 2011

Net assets in liquidation decreased $886,000, or $148.66 per unit, during the year ended December 31, 2011. The decrease in net assets in liquidation was primarily due to a decrease in the asset for estimated receipts in excess of estimated costs of $736,000 or $123.49 per unit, as a result of changes of net cash flows of our one remaining unconsolidated property and an increase in our estimate of remaining liquidation costs, which now include all costs associated with our public company filings. Additionally, there was a decrease in the liquidation value of the Congress Center property of $50,000 or $8.39 per unit.

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

Liquidity and Capital Resources

As of December 31, 2011, our total assets and net assets in liquidation were $1,233,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

The Congress Center property’s occupancy rate decreased to 73% as of February 29, 2012 due to the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order to fund leasing costs for the vacant space over the next few years, which, depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, could have a material adverse impact on our net assets in liquidation and, as a result, our liquidating distributions.

In addition, the lender on the Congress Center mortgage loans has alleged that events of default have occurred under the loan documents, which could also have a material adverse impact on our net assets in liquidation and liquidating distributions. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from the operations and sale of the Congress Center property will be sufficient to fund our cash needs for payment of expenses during the liquidation period.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received in 2010 or 2011.

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

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. As of December 31, 2011, we estimate that we will have $450,000 of commitments and expenditures during the remaining liquidation period, partially comprised of $219,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

During the years ended December 31, 2011, 2010 and 2009, we paid no liquidating distributions. Following the payment of the April 2005 monthly distribution to our unit holders, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets in its sole discretion. Liquidating distributions are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Manager may deem relevant.

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

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow and disposition of assets.

If we experience lower occupancy levels and reduced rental rates at the Congress Center property, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, or if we do not reach a favorable outcome with the Congress Center lenders regarding the alleged events of default under the related mortgage loan documents, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs. See Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Capital Resources

Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received in 2010 or 2011.

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

We believe that our cash balance of $350,000 as of December 31, 2011 should provide sufficient liquidity to meet our cash needs during at least the next 12 months. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for at least the next 12 months, we can provide no assurance that this will be the case.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $90,538,000 and $92,054,000 as of December 31, 2011 and 2010, respectively. Our pro rata share of the mortgage debt was $11,118,000 and $11,304,000 as of December 31, 2011 and 2010, respectively.

See also Item 9B, “Other Information”, for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

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

Debt Service Requirements

As of December 31, 2011, all consolidated debt has been repaid in full.

Contractual Obligations

As of December 31, 2011, all consolidated contractual obligations have been repaid in full.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of December 31, 2011, we had no outstanding consolidated debt, therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2011 was conducted under the supervision and with the participation of our Manager, including our Manager’s president and chief executive officer and our Manger’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s president and chief executive officer and our Manger’s chief accounting officer concluded that our disclosure controls and procedures as of December 31, 2011 were effective.

(b) Management’s Report on Internal Control over Financial Reporting. The management of our Manager is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the management of our Manager, including our Manager’s president and chief executive officer and our Manger’s chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, the management of our Manager concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As we previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2012, Daymark, the parent company of our Manager, received a letter dated December 20, 2011 (the “December 20, 2011 Letter”) from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Manager, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero.

All scheduled principal and interest payments due under the Loan have been paid in accordance with the Loan documents.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

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

The following table and biographical descriptions set forth certain information with respect to our Manager’s executive officers who serve as our principal executive officer and principal financial officer, as of March 30, 2012.

Name	Age	Position	Term of Office

Todd A. Mikles	41	Principal Executive Officer	Since Nov. 2011

Paul E. Henderson	40	Principal Financial Officer	Since April 2010

There are no family relationships between our principal executive officer and principal financial officer.

Todd A Mikles serves as president and chief executive officer of our Manager, which is a position he has held since August 2011. Mr. Mikles is also the sole director, president and chief executive officer of Sovereign, a closely-held California corporation. Mr. Mikles has served in those capacities at Sovereign and its predecessors from January 1999 to the present. Since October 2010, Sovereign has served as the manager of Lakeside Mortgage Fund, LLC (“Lakeside”) and Mr. Mikles has served as the principal executive officer of Lakeside. Since November 2011, Mr. Mikles has also served as the principal executive officer of NNN 2003 Value Fund, LLC. Mr. Mikles began his career in finance in the Corporate Finance department of Lehman Brothers in 1996. From there, he joined Amresco Advisors, a Dallas, Texas based firm that specialized in offering advisory services to major pension funds and their trustees on making real estate loans to grocery-anchored shopping centers in the western United States.

Paul E. Henderson has served as the chief accounting officer of our Manager since October 2009. In connection with his capacity as chief accounting officer of our Manager, Mr. Henderson has served as our principal financial officer since April 2010. Mr. Henderson also serves as principal financial officer of NNN 2003 Value Fund, LLC, an entity also managed by our Manager. From May 2007 to August 2009, Mr. Henderson served as senior controller at LNR Property Corporation, a diversified real estate, investment, finance and management company. From January 2006 to April 2007, Mr. Henderson served as assistant corporate controller of Conexant Systems, Inc., a NASDAQ-listed semiconductor company. Between 2002 and 2005, Mr. Henderson served as director of accounting and reporting and subsequently as European controller for Hyperion Solutions Corporation, a NASDAQ-listed business performance management software company. Mr. Henderson began his career in public accounting as an associate at Arthur Andersen LLP and, subsequently, as a manager in the Global Capital Markets group of PricewaterhouseCoopers LLP. A certified public accountant, Mr. Henderson received his B.S. degree in Business Administration, with dual concentrations in Financial Management and Accounting, from California Polytechnic State University, San Luis Obispo.

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

Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2011 or written representations that no additional forms were required, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2011, except that Paul Henderson filed his Form 3 late, and which filing was made before December 31, 2011.

Code of Ethics

We do not have our own code of ethics. Daymark, the parent company of our Manager, has a Code of Business Conduct and Ethics that is applicable to employees of our Manager who provide services to us, a copy of which can be obtained upon request and without charge by writing to NNN 2002 Value Fund, LLC at 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.

Item 11. Executive Compensation.

Executive and Director Compensation

We have no employees, executive officers or directors to whom we pay compensation. Additionally, we do not currently intend to hire any employees or pay any compensation directly to our principal executive officer or our principal financial officer. Our day-to-day management is performed by certain employees and executive officers of our Manager and its affiliates. We pay our Manager and its affiliates fees and reimburse expenses pursuant to our Operating Agreement. As a result, we do not have a compensation policy or program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters.

Principal Unit Holders

The following table shows, as of March 23, 2012, the number and percentage of units owned by

•	any person who is known to us to be the beneficial owner of more than 5% of our outstanding units;

•	our Manager’s officers who serve as our principal executive officer and principal financial officer; and

•	all of our directors and executive officers as a group.

Name of Beneficial Owners(1)	Beneficially Owned No. of Units	Percentage of Outstanding Units
NNN Realty Investors, LLC(2)	-0-	0.0%
Todd A. Mikles	-0-	0.0%
Paul E. Henderson	-0-	0.0%
Steven M. Shipp(3)	-0-	0.0%
All of our directors and executive officers as a group (2 persons)(4)	-0-	0.0%

(1)	The address of each beneficial owner listed is 1551 N. Tustin Avenue, Suite 200, Santa Ana, California 92705.
(2)	On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our Manager was acquired by IUC-SOV, an entity affiliated with Sovereign and Infinity. None of these entities beneficially owned any of our Class A, Class B or Class C units.
(3)	Mr. Shipp resigned as our principal executive officer in September 2011.
(4)	We have no directors or executive officers of our own.

We are not aware of any arrangements which may, at a subsequent date, result in a change in control of our company.

Equity Compensation Plan Information

We had no equity compensation plans as of December 31, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Manager is responsible for managing the day to day business affairs and assets. Our Manager is a Virginia limited liability company that was formed in April 1998 to advise syndicated limited partnerships, limited liability companies and other entities regarding the acquisition, management and disposition of real estate assets.

The Operating Agreement

Pursuant to the Operating Agreement, our Manager or Realty is entitled to receive the payments and fees described below. These payments and fees were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated third-party entity.

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2011, 2010 and 2009.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager had previously agreed to bear all costs associated with our public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings will be borne by us. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs through August 10, 2011. For the years ended December 31, 2011, 2010 and 2009, we reimbursed our Manager for $0, $2,000 and $17,000, respectively, in non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2011, 2010 and 2009. Based on the valuation of our one remaining unconsolidated property as of December 31, 2011 and 2010, we have reserved for an estimated distribution to our Manager of $219,000 and $440,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our consolidated statements of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive payments for property management fees, lease commissions, project fees, disposition fees and loan fees. These fee arrangements were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated third-party entity. We only incur and pay such fees on consolidated properties. For the years ended December 31, 2011, 2010 and 2009, we did not have any consolidated properties and, as a result, no such fees were paid.

Manager’s Ownership Interest in the Company

As of December 31, 2011 and 2010, our Manager and its executive officers did not own any of our Class A, Class B or Class C units.

Costs Incurred in Connection with Public Company Filings and Rent

Our Manager had previously agreed to bear all costs associated with our public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings will be borne by us. As a result, prior to August10, 2011, such costs were not included in our financial statements. These costs include, but are not limited to, audit and legal fees, as well as the cost of compliance with the Sarbanes-Oxley Act.

We do not maintain offices separate from those of our Manager. While our Manager allows us to use a portion of its office space located at 1551 N. Tustin Avenue, Suite 200 in Santa Ana, California, our Manager does not collect rent from us for our use of that space.

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche, LLP, has served as our independent registered public accounting firm since February 8, 2004 and has audited our financial statements for the years ended December 31, 2011, 2010 and 2009.

Our Manager, which acts in the capacity of our audit committee, had previously agreed that all audit fees and other costs associated with our public company filings would be borne by our Manager. However, effective as of August 10, 2011, all costs associated with our public company filings, including fees paid to our independent registered public accounting firm, will be borne by us. The following table lists the fees for services rendered by the independent registered public accounting firm for 2011 and 2010:

Services	2011	2010
Audit Fees(1)	$97,000	$112,000

(1)	Audit fees billed in 2011 and 2010 consisted of the audits of our annual financial statements, reviews of our quarterly financial statements, and other services related to filings with the SEC.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Unit Holders of

NNN 2002 Value Fund, LLC

We have audited the accompanying consolidated statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the statements of net assets in liquidation of NNN 2002 Value Fund, LLC and subsidiaries as of December 31, 2011 and 2010 and the related statements of changes in net assets in liquidation for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

As discussed in Note 8 to the consolidated financial statements, the lender on the mortgage notes payable included in the Company’s unconsolidated investment in the Congress Center property has alleged that technical defaults have occurred under the mortgage loans and related documents. These types of defaults can lead to, among other things, seizure of the property by the lender, which could negatively impact the value of the Company’s investment therein.

/s/ DELOITTE & TOUCHE, LLP

Los Angeles, California

March 30, 2012

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

As of December 31, 2011 and 2010

	As of December 31,
	2011	2010
ASSETS
Investment in unconsolidated real estate	$755,000	$804,000
Cash and cash equivalents	350,000	451,000
Asset for estimated receipts in excess of estimated costs during liquidation	128,000	864,000

Total assets	1,233,000	2,119,000

LIABILITIES
Commitments and contingencies (Note 8)
Net assets in liquidation	$1,233,000	$2,119,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
Net assets in liquidation, beginning of year	$2,119,000	$1,884,000	$3,980,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating loss	100,000	13,000	19,000
Distributions received from unconsolidated property	—	—	(97,000)
Change in estimated receipts in excess of costs during liquidation	(836,000)	3,000	733,000

Net (decrease) increase in asset for estimated receipts in excess of estimated costs during liquidation	(736,000)	16,000	655,000

Change in fair value of assets and liabilities:
Change in fair value of real estate investments	(50,000)	232,000	(2,829,000)
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	(100,000)	(13,000)	78,000

Net (decrease) increase in fair value of assets and liabilities	(150,000)	219,000	(2,751,000)

Change in net assets in liquidation	(886,000)	235,000	(2,096,000)

Net assets in liquidation, end of year	$1,233,000	$2,119,000	$1,884,000

The accompanying notes are an integral part of these consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

We were organized on May 15, 2002 as a Virginia limited liability company to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8.0% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders will vary; and (iv) within approximately three to five years from the respective acquisition of each asset, subject to market conditions, realize income from the sale of the properties and distribute the proceeds of such sales to our unit holders.

As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of December 31, 2011, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

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

Daymark Realty Advisors, Inc., or Daymark, is the parent company of our Manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC). On August 10, 2011, Daymark was acquired by IUC-SOV, LLC, or IUC-SOV, an entity affiliated with Sovereign Capital Management, or Sovereign, and Infinity Real Estate, or Infinity. Our Manager manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Daymark Properties Realty, Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property without cause upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our plan of liquidation gives our Manager the power to sell our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners on the terms of the property sale before the sale can be affected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

We have evaluated subsequent events through the date of issuance of these financial statements.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. Cash is generally placed in money market accounts and the amount of credit exposure to any one commercial issuer is limited. We have cash in financial institutions which is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of December 31, 2011, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

We are also subject to a concentration of regional economic exposure in Illinois, as our sole remaining asset consists of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. Regional economic downturns affecting the state of Illinois could adversely impact our operations.

As of December 31, 2011, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2011, as follows:

Tenant	2011 Annual Base Rent (1)	Percentage of 2011 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,668,000	26.5%	76,000	Apr. 2012
Akzo Nobel, Inc.	$2,222,000	16.0%	91,000	Dec. 2019
U.S. Department of Justice	$2,000,000	14.4%	50,000	Nov. 2021
North American Co. Life and Health Insurance	$1,993,000	14.4%	92,000	Various (2)
U.S. Department of Treasury	$1,740,000	12.6%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2011.
(2)	Leases with respect to 50,000 square feet expired in February 2012, and the lease for 42,000 square feet expires in February 2022.

As of December 31, 2010, we had no consolidated properties, however, five tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property for the year ended December 31, 2010, as follows:

Tenant	2010 Annual Base Rent (1)	Percentage of 2010 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,603,000	28.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,708,000	21.3%	111,000	Various (2)
Akzo Nobel, Inc.	$2,176,000	17.1%	91,000	Dec. 2019
U.S. Department of Treasury	$1,709,000	13.4%	37,000	Feb. 2013
National Railroad Passenger Corporation	$1,274,000	10.0%	50,000	Dec. 2011

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of December 31, 2010.
(2)	The lease with respect to 9,000 square feet expired in June 2011, and the lease with respect to 50,000 square feet expired in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet was leased on a month-to-month basis.

Revenue Recognition

Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our Manager had previously agreed to bear all costs associated with public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings will be borne by us. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	December 31, 2011
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,368,000	$—	$(790,000)	$578,000
Liabilities:
Liquidation costs	(504,000)	100,000	(46,000)	(450,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$864,000	$100,000	$(836,000)	$128,000

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the year ended December 31, 2010 was as follows:

	December 31, 2009	Cash Payments and (Receipts)	Change in Estimates	December 31, 2010
Assets:
Estimated net inflows from consolidated and unconsolidated operating activities	$1,270,000	$(1,000)	$99,000	$1,368,000
Liabilities:
Liquidation costs	(421,000)	13,000	(96,000)	(504,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$849,000	$12,000	$3,000	$864,000

4. Net Assets in Liquidation

Net assets in liquidation decreased $886,000, or $148.66 per unit, during the year ended December 31, 2011. The decrease in net assets in liquidation was primarily due to a decrease in the asset for estimated receipts in excess of estimated costs of $736,000 or $123.49 per unit, as a result of changes of net cash flows of our one remaining unconsolidated property and an increase in our estimate of remaining liquidation costs, which now include all costs associated with our public company filings. Additionally, there was a decrease in the liquidation value of the Congress Center property of $50,000 or $8.39 per unit, as a result of a decrease in the anticipated sales price.

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

The net assets in liquidation of $1,233,000, plus cumulative liquidating distributions of $18,900,000 as of December 31, 2011, would result in liquidating distributions per unit of approximately $3,527.68 for Class A, $3,364.44 for Class B and $3,239.27 for Class C. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change materially based on the timing of any sale, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5. Real Estate Investments

As of December 31, 2011 and 2010, our real estate investments were comprised only of a 12.3% interest in the Congress Center property, located in Chicago, Illinois. We did not have any property dispositions during the years ended December 31, 2011, 2010 and 2009.

6. Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of December 31, 2011 and 2010, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess cash from operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess cash from operations. We had no excess cash from operations for the years ended December 31, 2011, 2010 and 2009, and our Manager did not receive any such distributions for these periods.

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

There were no distributions declared during the years ended December 31, 2011, 2010 and 2009. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and acquisitions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the years ended December 31, 2011, 2010 and 2009.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operation, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager had previously agreed to bear all costs associated with our public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings will be borne by us. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs through August 10, 2011. For the years ended December 31, 2011, 2010 and 2009, we reimbursed our Manager for $0, $2,000 and $17,000, respectively, in non-public company compliance costs.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the years ended December 31, 2011, 2010 and 2009. Based on the valuation of our one remaining unconsolidated property as of December 31, 2011 and 2010, we have reserved for an estimated distribution to our Manager of $219,000 and $440,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our consolidated statements of net assets.

NNN 2002 VALUE FUND, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive payments for property management fees, lease commissions, project fees, disposition fees and loan fees. These fee arrangements were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation and transaction with an unrelated third-party entity. We only incur and pay such fees on consolidated properties. For the years ended December 31, 2011, 2010 and 2009, we did not have any consolidated properties and, as a result, no such fees were paid.

8. Commitments and Contingencies

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $90,538,000 and $92,054,000 as of December 31, 2011 and 2010, respectively. Our pro rata share of the mortgage debt was $11,118,000 and $11,304,000 as of December 31, 2011 and 2010, respectively.

Daymark, the parent company of our Manager, received a letter dated December 20, 2011 from Principal Global Investors, LLC (“PGI”), as primary servicer for Principal Life Insurance Company and named holders of Bear Stearns Commercial Mortgage Securities, Inc. (collectively, the “Lenders”), notifying Daymark that the Lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

In addition, the Lenders allege that the tangible net worth of our Manager, which is a guarantor of the Loan, has fallen below $15,000,000 for a period of more than 30 days, in violation of a covenant under the guaranty dated September 3, 2004 (the “Guaranty”), in respect of the Loan. The Lenders allege that the breach of such covenant, continuing for more than 30 days, also constitutes an Event of Default under both the Guaranty and the Security Agreement. An Event of Default under the Guaranty entitles the Lenders to exercise certain rights and remedies under the Loan documents, including the Security Agreement.

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving our liquidation basis fair value of our investment in the Congress Center property, and such value could be reduced to zero.

All scheduled principal and interest payments due under the Loan have been paid in accordance with the Loan documents.

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

NNN 2002 Value Fund, LLC
(Registrant)

By:	NNN Realty Investors, LLC, its Manager

By:	/S/ TODD A. MIKLES Todd A. Mikles	President and Chief Executive Officer NNN Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ TODD A. MIKLES Todd A. Mikles	President and Chief Executive Officer NNN Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

Date: March 30, 2012

By:	/s/ PAUL E. HENDERSON Paul E. Henderson	Chief Accounting Officer NNN Realty Investors, LLC, the Manager of NNN 2002 Value Fund, LLC (principal financial officer)

Date March 30, 2012

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the fiscal year 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Item No.	Description

2.1	NNN 2002 Value Fund, LLC Plan of Liquidation and Dissolution, as approved by unit holders on September 7, 2005 and as currently in effect (included as Exhibit A to our Definitive Proxy Statement filed on August 4, 2005 and incorporated herein by reference)

3.1	Articles of Organization of NNN 2002 Value Fund, LLC, dated May 1, 2002. (included as Exhibit 3.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.1	Operating Agreement of NNN 2002 Value Fund, LLC, (included as Exhibit 10.1 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

10.2	Management Agreement between NNN 2002 Value Fund, LLC and Triple Net Properties Realty, Inc. (included as Exhibit 10.2 to our Amendment No. 1 to Form 10 Registration Statement filed on February 28, 2005 and incorporated herein by reference.)

21.1*	Subsidiaries of NNN 2002 Value Fund, LLC

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.