Form 10-Q
period 2012-03-31
NNN 2002 VALUE FUND LLC
filed 2012-05-15
CIK 1178132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-51098

NNN 2002 Value Fund, LLC

(Exact name of registrant as specified in its charter)

Virginia	75-3060438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 N. Tustin Avenue, Suite 200 Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

(714) 975-2999

Registrant’s telephone number, including area code:

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of May 15, 2012, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC

(A Virginia limited liability company)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of March 31, 2012 (Unaudited) and December 31, 2011 (Unaudited)	3

Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three Months Ended March 31, 2012 (Unaudited) and 2011 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18
PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

As of March 31, 2012 (Unaudited) and December 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Investment in unconsolidated real estate	$791,000	$755,000
Cash and cash equivalents	343,000	350,000
Asset for estimated receipts in excess of estimated costs during liquidation	162,000	128,000

Total assets	1,296,000	1,233,000

LIABILITIES
Commitments and contingencies (Note 8)
Net assets in liquidation	$1,296,000	$1,233,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

For the Three Months Ended March 31, 2012 (Unaudited) and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net assets in liquidation, beginning of period	$1,233,000	$2,119,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating loss	32,000	—
Change in estimated receipts in excess of estimated costs during liquidation	27,000	(58,000)

Net increase (decrease) in asset for estimated receipts in excess of estimated costs during liquidation	59,000	(58,000)

Change in fair value of assets and liabilities:
Change in fair value of investment in unconsolidated real estate	36,000	48,000
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	(32,000)	—

Net increase in fair value of assets and liabilities	4,000	48,000

Change in net assets in liquidation	63,000	(10,000)

Net assets in liquidation, end of period	$1,296,000	$2,109,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1. Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of March 31, 2012, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

On August 10, 2011, Daymark Realty Advisors, Inc., parent company of our Manager, NNN Realty Investors, LLC (formerly, Grubb & Ellis Realty Investors, LLC), was acquired by IUC-SOV, LLC, an entity affiliated with Sovereign Capital Management and Infinity Real Estate. NNN Realty Investors, LLC, or our Manager, manages us pursuant to the terms of an operating agreement, or the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain executive officers and other employees of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Daymark Properties Realty Inc. (formerly, Triple Net Properties Realty, Inc.), or Realty, to provide various services for our one remaining unconsolidated property. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to our one remaining unconsolidated property upon the earlier of the sale of such property or 10 years from the date of acquisition, which would be January 9, 2013. Realty may be terminated with respect to our one remaining unconsolidated property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided for in the Management Agreement.

Plan of Liquidation

At a special meeting of our unit holders on September 7, 2005, our unit holders approved our plan of liquidation. Our plan of liquidation contemplates the orderly sale of all of our assets, the payment of our liabilities and the winding up of operations and the dissolution of our company. We engaged an independent third party to perform financial advisory services in connection with our plan of liquidation, including rendering opinions as to whether our net real estate liquidation value range estimate and our estimated per unit distribution range were reasonable. We regularly evaluate our interest in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a purchase and sale agreement or become aware of market conditions or other circumstances that indicate that our current carrying value materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners, some of whom are affiliates, on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

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

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, as filed with the SEC on March 30, 2012.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

The Congress Center property is regularly evaluated and we adjust our net real estate liquidation value accordingly. It is our policy that when we execute a sale agreement or become aware of market conditions or other circumstances that indicate that our current value materially differs from our expected net sales price, we will adjust our liquidation value accordingly.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the three months ended March 31, 2012 was as follows:

	December 31, 2011	Cash Payments and (Receipts)	Change in Estimates	March 31, 2012
Assets:
Estimated net inflows from unconsolidated operating activities	$578,000	$—	$10,000	$588,000
Liabilities:
Liquidation costs	(450,000)	7,000	17,000	(426,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$128,000	$7,000	$27,000	$162,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the three months ended March 31, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	March 31, 2011
Assets:
Estimated net inflows from unconsolidated operating activities	$1,368,000	$—	$(61,000)	$1,307,000
Liabilities:
Liquidation costs	(504,000)	—	3,000	(501,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$864,000	$—	$(58,000)	$806,000

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

4. Net Assets in Liquidation

Net assets in liquidation increased by $63,000, or $10.57 per unit, to $1,296,000 during the three months ended March 31, 2012, compared to net assets in liquidation of $1,233,000 as of December 31, 2011. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $59,000, or $9.90 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.

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

The net assets in liquidation of $1,296,000 as of March 31, 2012, plus liquidating distributions paid to our unit holders of $18,900,000 through March 31, 2012, would result in liquidating distributions to our unit holders per unit of approximately $3,539 for Class A, $3,375 for Class B and $3,249 for Class C, of which $3,171 per unit for each class has been paid to date. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change, and such changes could be material, based on the timing of the sale, real estate market conditions, the performance of the Congress Center property and changes in the underlying assumptions of our projected cash flows.

5. Investment in Unconsolidated Real Estate

As of March 31, 2012 and December 31, 2011, our sole real estate investment is comprised of a 12.3% interest in the Congress Center property. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of March 31, 2012, 73% of the total GLA of the Congress Center property was leased to 12 tenants.

6. Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of March 31, 2012 and December 31, 2011, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the three months ended March 31, 2011and 2010 and our Manager did not receive any such distributions for these periods.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

There were no distributions declared during the three months ended March 31, 2012 and 2011. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three months ended March 31, 2012 and 2011.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operations, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager had previously agreed to bear all costs associated with our public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings will be borne by us. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs through August 10, 2011. Our Manager did not incur any non-public company compliance costs, and therefore, was not reimbursed for any such costs for the three months ended March 31, 2012 and 2011.

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three months ended March 31, 2012 and 2011. Based on the valuation of our one remaining unconsolidated property as of March 31, 2012 and December 31, 2011, we have reserved an estimated distribution to our Manager of $235,000 and $219,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our interim unaudited condensed consolidated statements of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive payments for property management fees, lease commissions, project fees, disposition fees and loan fees. These fee arrangements were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation with an unaffiliated third party. We only incur and pay such fees on consolidated properties. For the three months ended March 31, 2012 and 2011, we did not have any consolidated properties and, as a result, no such fees were paid.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

8. Commitments and Contingencies

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $90,142,000 and $90,538,000 as of March 31, 2012 and December 31, 2011, respectively. Our pro rata share of the mortgage debt was $11,069,000 and $11,118,000 as of March 31, 2012 and December 31, 2011, respectively.

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

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving the liquidation basis fair value of our investment in the Congress Center property, which was $791,000 as of March 31, 2012, and such liquidation basis fair value could be reduced to zero.

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

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

Other

Our other commitments and contingencies include the usual obligations of a real estate company in the normal course of business. In the opinion of management, these matters are not expected to have a material impact on our financial position and consolidated results of operations.

9. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of March 31, 2012 and December 31, 2011, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

We are also subject to a concentration of regional economic exposure affecting Illinois, as our sole remaining asset consists of a 12.3% interest in the Congress Center property, which is located in Chicago, Illinois. Regional economic downturns affecting the state of Illinois could adversely impact our operations.

As of March 31, 2012, we had no consolidated properties. However, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

Tenant	2012 Annual Base Rent (1)	Percentage of 2012 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$3,668,000	29.0%	76,000	Apr. 2012	(2)
Akzo Nobel, Inc.	$2,267,000	18.0%	91,000	Dec. 2019
U.S. Department of Justice	$2,000,000	15.8%	50,000	Nov. 2021
U.S. Department of Treasury	$1,772,000	14.0%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2012.
(2)	Lease renewals with the U.S. Department of Homeland Security are currently in the process of being finalized, although we can provide no assurance as to if or when the lease renewals will be executed.

As of March 31, 2011, we had no consolidated properties. However, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

Tenant	2011 Annual Base Rent (1)	Percentage of 2011 Annual Base Rent	Square Footage (Approx.)	Lease Expiration Date
U.S. Department of Homeland Security	$3,603,000	28.1%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,758,000	21.5%	111,000	Various	(2)
Akzo Nobel, Inc.	$2,208,000	17.2%	91,000	Dec. 2019
U.S. Department of Treasury	$1,740,000	13.6%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of March 31, 2011.
(2)	The lease with respect to 9,000 square feet expired in June 2011, and the lease with respect to 50,000 square feet expired in February 2012. The lease for 42,000 square feet expires in February 2022, and the remaining 10,000 square feet was leased on a month-to-month basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes accompanying this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of March 31, 2012 and December 31, 2011 (liquidation basis), together with the changes in net assets for the three months ended March 31, 2012 and 2011 (liquidation basis).

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

As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in an ongoing liquidation of our remaining asset. As of March 31, 2012, we owned a 12.3% interest in one unconsolidated property, the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

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

Business Strategy and Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed with the SEC on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. We became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result of (i) then-current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than other alternatives. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

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

We regularly evaluate our investment in the Congress Center property and adjust our net real estate liquidation value accordingly. It is our policy that when we execute a sale agreement for the sale of our real property asset or become aware of market conditions or other circumstances that indicate that the current carrying value of our real property asset materially differs from our expected net sale price, we will adjust our liquidation value accordingly. Following the approval of our plan of liquidation by our unit holders on September 7, 2005, we adopted the liquidation basis of accounting as of August 31, 2005 and for all periods subsequent to August 31, 2005.

Our plan of liquidation gives our Manager the power to sell our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners, some of whom are affiliates, on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court of law, and a judicial partition could be sought. A failure to reach an agreement with these parties regarding the sales terms of this property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. We may be unable to receive our expected value for this property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

Property Dispositions

We did not have any property dispositions during the three months ended March 31, 2012 and 2011.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012, and there have been no material changes to our Critical Accounting Policies disclosed therein.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting, in conjunction with the rules and regulations of the United States Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

In preparing our accompanying condensed consolidated financial statements, management has evaluated subsequent events through the financial statement issuance date. We believe that although the disclosures contained herein are adequate to prevent the information presented from being misleading, our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Investment in Unconsolidated Real Estate

In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines by approximately 7% or more from our current estimate of the market value as of March 31, 2012, our investment in unconsolidated real estate would be zero.

Rental Income

The amount of rental income generated by our remaining property depends principally on our ability to maintain the occupancy rate of currently leased space, to lease currently available space and space available from unscheduled lease terminations and the timing of the disposition of the property. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Scheduled Lease Expirations

As of March 31, 2012, the Congress Center property was 73% leased to 12 tenants. Leases representing approximately 16% of the gross leasable area, to two tenants, expire during the remainder of 2012. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.

Changes in Net Assets in Liquidation

Three Months Ended March 31, 2012 and 2011

Net assets in liquidation increased by $63,000, or $10.57 per unit, to $1,296,000 during the three months ended March 31, 2012, compared to net assets in liquidation of $1,233,000 as of December 31, 2011. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $59,000, or $9.90 per unit, as a result of changes in estimates of net cash flows of our one remaining unconsolidated property.

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

The net assets in liquidation of $1,296,000 as of March 31, 2012, plus liquidating distributions paid to our unit holders of $18,900,000 through March 31, 2012, would result in liquidating distributions to our unit holders per unit of approximately $3,539 for Class A, $3,375 for Class B and $3,249 for Class C, of which $3,171 per unit for each class has been paid. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change, and such changes could be material, based on the timing of the sale, real estate market conditions, the performance of the Congress Center property and changes in the underlying assumptions of our projected cash flows.

Liquidity and Capital Resources

As of March 31, 2012, our total assets and net assets in liquidation were $1,296,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

The Congress Center property’s occupancy rate decreased from 83% at December 31, 2011 to 73% as of March 31, 2012 due to the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order to fund leasing costs for the vacant space over the next few years. Depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, this could have a material adverse impact on our net assets in liquidation and, as a result, our liquidating distributions.

In addition, the lender on the Congress Center mortgage loans has alleged that events of default have occurred under the loan documents, which could also have a material adverse impact on our net assets in liquidation and liquidating distributions. See “Unconsolidated Debt” below for certain additional information regarding the mortgage loans related to the Congress Center property.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from the operations and sale of the Congress Center property will be sufficient to fund our cash needs for payment of expenses during the liquidation period.

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received during the three months ended March 31, 2012 or the years ended December 31, 2011 or 2010.

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

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the remainder of the liquidation period. As of March 31, 2012, we estimate that we have approximately $426,000 of commitments and expenditures during the remaining liquidation period, partially comprised of $235,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the liquidation of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

During the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, we paid no liquidating distributions. Following the payment of the April 2005 monthly distribution to our unit holders, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets in its sole discretion. Liquidating distributions are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Manager may deem relevant.

The stated range of unit holder distributions disclosed in our plan of liquidation is an estimate only and actual results may be higher or lower than estimated, and the actual amounts could be materially different from the estimated range. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual proceeds realized from the sale of some of the assets may be higher than currently estimated if market values increase.

Subject to our Manager’s actions and in accordance with our plan of liquidation, we expect to meet our liquidity requirements through the completion of the liquidation, through retained cash flow and disposition of assets.

If we experience lower occupancy levels and reduced rental rates at the Congress Center property, or increased capital expenditures and leasing costs at the Congress Center property compared to historical levels due to competitive market conditions for new and renewal leases, or if we do not reach a favorable outcome with the Congress Center lenders regarding the alleged events of default under the related mortgage loan documents, the effect would be a reduction of our net assets in liquidation. This estimate is based on various assumptions which are difficult to predict, including the levels of leasing activity and related leasing costs. Any changes in these assumptions could adversely impact our financial results, our ability to pay current liabilities as they come due and our other unanticipated cash needs. See “Unconsolidated Debt” below for certain additional information regarding the mortgage loans related to the Congress Center property, including alleged events of default under the related loan documents.

Capital Resources

Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received during the three months ended March 31, 2012 or the years ended December 31, 2011 or 2010.

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

We believe that our cash balance of $343,000 as of March 31, 2012 should provide sufficient liquidity to meet our cash needs during at least the next 12 months or the remainder of the liquidation period, whichever occurs first. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for at least the next 12 months, or the remainder of the liquidation period, whichever occurs first, we can provide no assurance that this will be the case.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $90,142,000 and $90,538,000 as of March 31, 2012 and December 31, 2011, respectively. Our pro rata share of the mortgage debt was $11,069,000 and $11,118,000 as of March 31, 2012 and December 31, 2011, respectively.

Daymark, the parent company of our Manager, received a letter dated December 20, 2011 from the Congress Center lenders notifying Daymark that the lenders believe that technical defaults have occurred under that certain Mortgage and Security Agreement dated September 3, 2004 (the “Security Agreement”) related to the Congress Center property, with respect to the following transactions: (i) the formation in February 2011 of Daymark by its former owner, Grubb & Ellis Company (“Grubb”); and (ii) the sale in August 2011 of Daymark, including its wholly-owned subsidiary NNN Realty Advisors, Inc. (“NNNRA”), by Grubb to IUC-SOV, which is controlled by Sovereign and Infinity. The Lenders allege that each of the foregoing transactions constitutes an event of default (an “Event of Default”) under the Security Agreement.

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

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving the liquidation basis fair value of our investment in the Congress Center property, which was $791,000 as of March 31, 2012, and such liquidation basis fair value could be reduced to zero.

Commitments and Contingencies

Insurance Coverage

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

Debt Service Requirements

As of March 31, 2012, all consolidated debt has been repaid in full.

Contractual Obligations

As of March 31, 2012, all consolidated contractual obligations have been repaid in full.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of March 31, 2012, we had no outstanding consolidated debt. Therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2012 was conducted under the supervision and with the participation of our Manager, including our Manager’s president and chief executive officer and our Manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s president and chief executive officer and our Manager’s chief accounting officer concluded that our disclosure controls and procedures as of March 31, 2012 were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

NNN 2002 VALUE FUND, LLC
(Registrant)

By: NNN Realty Investors, LLC, its Manager

May 15, 2012	/s/ TODD A. MIKLES
Date	Todd A. Mikles
President and Chief Executive Officer
NNN Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC (principal executive officer)

May 15, 2012	/s/ PAUL E. HENDERSON
Date	Paul E. Henderson
Chief Accounting Officer
NNN Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC (principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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