Form 10-Q
period 2012-06-30
NNN 2002 VALUE FUND LLC
filed 2012-08-14
CIK 1178132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 5,960 units of NNN 2002 Value Fund, LLC outstanding.

NNN 2002 VALUE FUND, LLC

(A Virginia limited liability company)

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Statements of Net Assets (Liquidation Basis) as of June 30, 2012 (Unaudited) and December 31, 2011 (Unaudited)	3

Condensed Consolidated Statements of Changes in Net Assets (Liquidation Basis) for the Three and Six Months Ended June 30, 2012 (Unaudited) and 2011 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS

(Liquidation Basis)

As of June 30, 2012 (Unaudited) and December 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Investment in unconsolidated real estate	$595,000	$755,000
Cash and cash equivalents	277,000	350,000
Asset for estimated receipts in excess of estimated costs during liquidation	548,000	128,000

Total assets	1,420,000	1,233,000

LIABILITIES
Commitments and contingencies (Note 8)
Net assets in liquidation	$1,420,000	$1,233,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(Liquidation Basis)

For the Three and Six Months Ended June 30, 2012 (Unaudited) and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net assets in liquidation, beginning of period	$1,296,000	$2,109,000	$1,233,000	$2,119,000

Changes in net assets in liquidation:
Changes to asset for estimated receipts in excess of estimated costs during liquidation:
Operating loss	41,000	13,000	74,000	13,000
Change in estimated receipts in excess of estimated costs during liquidation	320,000	(33,000)	346,000	(90,000)

Net increase (decrease) in asset for estimated receipts in excess of estimated costs during liquidation	361,000	(20,000)	420,000	(77,000)

Change in fair value of assets and liabilities:
Change in fair value of investment in unconsolidated real estate	(196,000)	(112,000)	(159,000)	(65,000)
Change in assets and liabilities due to activity in asset for estimated receipts in excess of estimated costs during liquidation	(41,000)	(13,000)	(74,000)	(13,000)

Net decrease in fair value of assets and liabilities	(237,000)	(125,000)	(233,000)	(78,000)

Change in net assets in liquidation	124,000	(145,000)	187,000	(155,000)

Net assets in liquidation, end of period	$1,420,000	$1,964,000	$1,420,000	$1,964,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

1. Organization and Description of Business

NNN 2002 Value Fund, LLC was formed as a Virginia limited liability company on May 15, 2002. We were organized for the purpose of acquiring all or a portion of up to three unspecified properties from unaffiliated sellers in accordance with our private placement memorandum dated May 15, 2002, as amended, or our Private Placement Memorandum. We expected to own and operate interests in the properties acquired for approximately three to five years after the acquisition thereof. As of June 30, 2012, we owned a 12.3% interest in one unconsolidated property, Congress Center, located in Chicago, Illinois, or the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

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

Our plan of liquidation gives our Manager the power to sell any and all of our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of a limited liability company, or LLC, that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners, some of whom are affiliates, on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for this property. If the parties are unable to agree, the matter could ultimately be presented to a court, and a judicial partition could be sought. A failure to reach an agreement with our co-owners regarding the sales terms of the Congress Center property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. In addition, we may be unable to receive our expected value for the Congress Center property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

3. Asset for Estimated Receipts in Excess of Estimated Costs during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with executing and completing our plan of liquidation. Our Manager had previously agreed to bear all costs associated with public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings are borne by us. We currently estimate that we will have operating cash inflows from our estimated receipts in excess of the estimated costs during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of the sale of the Congress Center property, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the remaining liquidation period.

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

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the six months ended June 30, 2012 was as follows:

	December 31, 2011	Cash Payments and (Receipts)	Change in Estimates	June 30, 2012
Assets:
Estimated net inflows from unconsolidated operating activities	$578,000	$—	$408,000	$986,000
Liabilities:
Liquidation costs	(450,000)	74,000	(62,000)	(438,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$128,000	$74,000	$346,000	$548,000

The change in the asset for estimated receipts in excess of estimated costs during liquidation for the six months ended June 30, 2011 was as follows:

	December 31, 2010	Cash Payments and (Receipts)	Change in Estimates	June 30, 2011
Assets:
Estimated net inflows from unconsolidated operating activities	$1,368,000	$—	$(127,000)	$1,241,000
Liabilities:
Liquidation costs	(504,000)	13,000	37,000	(454,000)

Total asset for estimated receipts in excess of estimated costs during liquidation	$864,000	$13,000	$(90,000)	$787,000

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

4. Net Assets in Liquidation

Net assets in liquidation increased by $124,000, or $20.81 per unit, to $1,420,000 during the three months ended June 30, 2012, compared to net assets in liquidation of $1,296,000 as of March 31, 2012. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $361,000, or $60.57 per unit, as a result of (i) favorable leasing terms related to the recent lease renewal with the U.S. Department of Homeland Security and (ii) an expected delay in the timing of leasing activity related to some of the vacant space at the Congress Center property. As a result of this expected leasing delay, the related lease commissions and tenant improvement costs are not expected to be incurred prior to the estimated sale date of the property, which has a positive effect on the asset for estimated receipts in excess of estimated costs during liquidation, but has a negative effect on the value of our investment in unconsolidated real estate.

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

Net assets in liquidation increased by $187,000, or $31.38 per unit, to $1,420,000 during the six months ended June 30, 2012, compared to net assets in liquidation of $1,233,000 as of December 31, 2011. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $420,000, or $70.47 per unit, as a result of (i) favorable leasing terms related to the recent lease renewal with the U.S. Department of Homeland Security and (ii) an expected delay in the timing of leasing activity related to some of the vacant space at the Congress Center property. As a result of this expected leasing delay, the related lease commissions and tenant improvement costs are not expected to be incurred prior to the estimated sale date of the property, which has a positive effect on the asset for estimated receipts in excess of estimated costs during liquidation, but has a negative effect on the value of our investment in unconsolidated real estate.

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

The net assets in liquidation of $1,420,000 as of June 30, 2012, plus liquidating distributions paid to our unit holders of $18,900,000 through June 30, 2012, would result in liquidating distributions to our unit holders per unit of approximately $3,561 for Class A, $3,396 for Class B and $3,269 for Class C, of which $3,171 per unit for each class has been paid to date. These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete our plan of liquidation. These projections could change, and such changes could be material, based on the timing of the sale, real estate market conditions, the performance of the Congress Center property and changes in the underlying assumptions of our projected cash flows.

5. Investment in Unconsolidated Real Estate

As of June 30, 2012 and December 31, 2011, our sole real estate investment is comprised of a 12.3% interest in the Congress Center property. The Congress Center property has a gross leaseable area, or GLA, of approximately 520,000 square feet. As of June 30, 2012, 73% of the total GLA of the Congress Center property was leased to 12 tenants. As of June 30, 2011, 93% of the total GLA of the Congress Center property was leased to 13 tenants and 83% was occupied by 12 tenants.

As of June 30, 2012, our investment in unconsolidated real estate was $595,000. In calculating this amount, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines by approximately 6% or more from our current estimate of the market value as of June 30, 2012, our investment in unconsolidated real estate would be zero.

6. Unit Holders’ Equity

There are three classes of units, each with different rights with respect to distributions. As of June 30, 2012 and December 31, 2011, there were 2,000 Class A units, 2,000 Class B units and 1,960 Class C units issued and outstanding. The rights and obligations of all unit holders are governed by the Operating Agreement.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

Cash from Operations, as defined in the Operating Agreement, is first distributed to all unit holders pro rata until all Class A unit holders, Class B unit holders and Class C unit holders have received a 10.0%, 9.0% and 8.0% cumulative (but not compounded) annual return on their contributed and unrecovered capital, respectively. In the event that any distribution of Cash from Operations is not sufficient to pay the return described above, all unit holders receive identical pro rata distributions, except that Class C unit holders do not receive more than an 8.0% return on their Class C units, and Class B unit holders do not receive more than a 9.0% return on their Class B units. Excess Cash from Operations is then allocated pro rata to all unit holders on a per outstanding unit basis and further distributed to the unit holders and our Manager based on predetermined ratios providing our Manager with a share of 15.0%, 20.0% and 25.0% of the distributions available to Class A units, Class B units and Class C units, respectively, of such excess Cash from Operations. We had no excess Cash from Operations for the six months ended June 30, 2012 and 2011 and our Manager did not receive any such distributions for these periods.

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

There were no distributions declared during the six months ended June 30, 2012 and 2011. Class A units, Class B units and Class C units have received identical per-unit distributions in the past; however, distributions, if any, will vary among the three classes of units in the future.

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

Expenses, Costs, or Fees

We have agreed to reimburse our Manager and its affiliates for certain expenses, costs and fees incurred by our Manager, including, without limitation, for the cash payments, certain closing costs, escrow deposits, loan commitment fees, project studies and travel expenses related to the analysis and dispositions of our properties. Our Manager did not incur and, therefore, was not reimbursed for, any such expenses, costs or fees for the three and six months ended June 30, 2012 and 2011.

Operating Expenses

We have agreed to reimburse our Manager or its affiliates for reasonable and necessary expenses paid or incurred by our Manager or its affiliates in connection with our operations, including any legal and accounting costs, and the costs incurred in connection with the disposition of our properties, including travel, surveys, environmental and other studies and interest expense incurred on deposits or expenses. Our Manager had previously agreed to bear all costs associated with our public company filings, including legal, accounting and liquidation costs. However, effective as of August 10, 2011, all costs associated with our public company filings are borne by us. As such, our Manager has incurred costs associated with our public company compliance, but will not be reimbursed for such costs through August 10, 2011. Our Manager did not incur any non-public company compliance costs, and therefore, was not reimbursed for any such costs for the three and six months ended June 30, 2012 and 2011.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

Distributions to Our Manager

Our Manager is entitled to receive from us distributions that relate to cash from operations and from capital transactions as discussed in Note 6, “Unit Holders’ Equity.” Our Manager did not receive any such distributions for the three and six months ended June 30, 2012 and 2011. Based on the valuation of our one remaining unconsolidated property as of June 30, 2012 and December 31, 2011, we have reserved an estimated distribution to our Manager of $266,000 and $219,000, respectively, which is reflected in the asset for estimated receipts in excess of estimated costs during liquidation in our interim unaudited condensed consolidated statements of net assets.

The Management Agreement

Pursuant to the Operating Agreement and the Management Agreement, Realty is entitled to receive payments for property management fees, lease commissions, project fees, disposition fees and loan fees. These fee arrangements were not negotiated at arm’s length and may be higher than payments and fees that would have resulted from an arm’s length negotiation with an unaffiliated third party. We only incur and pay such fees on consolidated properties. For the three and six months ended June 30, 2012 and 2011, we did not have any consolidated properties and, as a result, no such fees were paid.

8. Commitments and Contingencies

Litigation

We are not presently subject to any material litigation and, to our knowledge, no material litigation is threatened against us that, if determined unfavorably to us, would have a material adverse effect on our financial condition, results of operations or cash flows.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $89,882,000 and $90,538,000 as of June 30, 2012 and December 31, 2011, respectively. Our pro rata share of the mortgage debt was $11,037,000 and $11,118,000 as of June 30, 2012 and December 31, 2011, respectively.

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

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the Lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the Lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the Lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the Lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving the liquidation basis fair value of our investment in the Congress Center property, which was $595,000 as of June 30, 2012, and such liquidation basis fair value could be reduced to zero. A foreclosure and sale of the subject property could also result in a significant reduction to our estimated receipts in excess of estimated costs during liquidation, which totaled $548,000 as of June 30, 2012, and such amount could be reduced to zero.

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

9. Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash investments and accounts receivable from tenants. We have cash in financial institutions that is insured by the Federal Deposit Insurance Corporation, or FDIC, up to $250,000 per depositor per insured bank. As of June 30, 2012 and December 31, 2011, we had cash accounts in excess of FDIC insured limits. We believe this risk is not significant. Concentration of credit risk with respect to accounts receivable from tenants is limited. We perform credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

We are also subject to a concentration of regional economic exposure affecting Illinois, as our sole remaining asset consists of a 12.3% interest in the Congress Center property, which is located in Chicago, Illinois. Economic downturns affecting the state of Illinois or the city of Chicago could adversely impact our operations.

As of June 30, 2012, we had no consolidated properties. However, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

Tenant	2012 Annual Base Rent (1)	Percentage of 2012 Annual Base Rent	Square Footage (Approximate)	Lease Expiration Date
U.S. Department of Homeland Security	$2,510,000	21.8%	76,000	Apr. 2022
Akzo Nobel, Inc.	$2,267,000	19.7%	91,000	Dec. 2019
U.S. Department of Justice	$2,000,000	17.4%	50,000	Nov. 2021
U.S. Department of Treasury	$1,772,000	15.4%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2012.

NNN 2002 VALUE FUND, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) – Continued

As of June 30, 2011, we had no consolidated properties. However, four tenants at the Congress Center property accounted for 10.0% or more of the aggregate annual rental income at that property, as follows:

Tenant	2011 Annual Base Rent (1)	Percentage of 2011 Annual Base Rent	Square Footage (Approx.)	Lease Expiration Date
U.S. Department of Homeland Security	$3,668,000	27.3%	76,000	Apr. 2012
North American Co. Life and Health Insurance	$2,279,000	17.0%	92,000	Various	(2)
Akzo Nobel, Inc.	$2,222,000	16.6%	91,000	Dec. 2019
U.S. Department of Treasury	$1,740,000	13.0%	37,000	Feb. 2013

(1)	Annualized rental income is based on contractual base rent set forth in leases in effect as of June 30, 2011.
(2)	The lease with respect to 50,000 square feet expired in February 2012, and the lease for 42,000 square feet expires in February 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The use of the words “we,” “us” or “our” refers to NNN 2002 Value Fund, LLC, except where the context otherwise requires.

The following discussion should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes accompanying this Quarterly Report on Form 10-Q. Such financial statements and information have been prepared to reflect our net assets in liquidation as of June 30, 2012 and December 31, 2011 (liquidation basis), together with the changes in net assets for the three and six months ended June 30, 2012 and 2011 (liquidation basis).

Overview and Background

We were formed on May 15, 2002 as a Virginia limited liability company to purchase, own, operate and subsequently sell all or a portion of up to three properties. We expected to own our interests in the properties for approximately three to five years from the date of acquisition of each asset. At the time of our formation, our principal objectives were to: (i) preserve our unit holders’ capital investment; (ii) realize income through the acquisition, operation and sale of the properties; (iii) make monthly distributions to our unit holders from cash generated from operations in an amount equal to an 8.0% annual return of our unit holders’ investment; however, the distributions among the Class A unit holders, Class B unit holders and Class C unit holders will vary; and (iv) within approximately three to five years following the respective acquisition of each asset, and subject to market conditions, sell the properties and distribute the proceeds of such sales to our unit holders.

As described below, on September 7, 2005, our unit holders approved a plan of liquidation and eventual dissolution of our company. Accordingly, we are engaged in liquidating our remaining asset. As of June 30, 2012, we owned a 12.3% interest in one unconsolidated property, the Congress Center property. References herein to our property, our one remaining unconsolidated property or our remaining asset are to our 12.3% interest in the Congress Center property.

On August 10, 2011, Daymark, parent company of our Manager, was acquired by IUC-SOV, an entity affiliated with Sovereign and Infinity. Our Manager manages us pursuant to the terms of the Operating Agreement. Our Manager is primarily responsible for managing our day-to-day operations and assets. While we have no employees, certain employees and executive officers of our Manager provide services to us pursuant to the Operating Agreement. Our Manager engages affiliated entities, including Realty, to provide various services to the Congress Center property, of which we own a 12.3% interest. Realty serves as our property manager pursuant to the terms of the Operating Agreement and a property management agreement, or the Management Agreement. The Operating Agreement terminates upon our dissolution. The unit holders may not vote to terminate our Manager prior to the termination of the Operating Agreement or our dissolution except for cause. The Management Agreement terminates with respect to the Congress Center property upon the earlier of the sale of such property or ten years from the date of acquisition. Realty may be terminated with respect to the Congress Center property without cause prior to the termination of the Management Agreement or our dissolution, subject to certain conditions, including the payment by us to Realty of a termination fee as provided in the Management Agreement.

Business Strategy and Plan of Liquidation

As set forth in our registration statement on Form 10, originally filed with the SEC on December 30, 2004, as amended, we were not formed with the expectation that we would be an entity that is required to file reports pursuant to the Exchange Act. However, we became subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeded applicable thresholds and our units were held of record by 500 or more persons at December 31, 2003. As a result of registration of our securities with the SEC under the Exchange Act, we became subject to the reporting requirements of the Exchange Act. In particular, we are required to file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and Current Reports on Form 8-K and otherwise comply with the disclosure requirements of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. As a result of (i) then-current market conditions and (ii) the obligation to incur costs of corporate compliance (including, without limitation, all federal, state and local regulatory requirements applicable to us, including the Sarbanes-Oxley Act of 2002, as amended), during the fourth quarter of 2004, our Manager began to investigate whether liquidation would provide our unit holders with a greater return on their investment than other alternatives. After reviewing the issues facing us, our Manager approved a plan of liquidation on June 14, 2005, which was thereafter approved by our unit holders at a special meeting of unit holders on September 7, 2005.

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

Our plan of liquidation gives our Manager the power to sell our assets without further approval by our unit holders and provides that liquidating distributions be made to our unit holders as determined by our Manager. Based on current conditions in the real estate market, we currently expect to sell our interest in the Congress Center property by December 31, 2012, and anticipate completing our plan of liquidation by March 31, 2013. However, our interest in the Congress Center property is held as a member of an LLC that holds an undivided tenant-in-common, or TIC, interest in the property. Because of the nature of joint ownership, we will need to agree with our co-owners, some of whom are affiliates, on the terms of the property sale before the sale can be effected. There can be no assurance that we will agree with our co-owners on satisfactory sales terms for the Congress Center property. If the parties are unable to agree, the matter could ultimately be presented to a court, and a judicial partition could be sought. A failure to reach an agreement with our co-owners regarding the sales terms of the Congress Center property may significantly delay the sale of the property, which would delay and possibly reduce liquidating distributions to our unit holders. In addition, we may be unable to receive our expected value for the Congress Center property because we hold a minority interest in the LLC and, thus, cannot sell our property interest held in the LLC or force the sale of the Congress Center property.

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

Property Dispositions

We did not have any property dispositions during the six months ended June 30, 2012 and 2011.

Critical Accounting Policies

The complete listing of our Critical Accounting Policies was previously disclosed in our 2011 Annual Report on Form 10-K, filed with the SEC on March 30, 2012, and there have been no material changes to our Critical Accounting Policies disclosed therein.

Interim Financial Data

Our accompanying interim unaudited condensed consolidated financial statements have been prepared by us in accordance with GAAP and under the liquidation basis of accounting, in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying interim unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. Our accompanying interim unaudited condensed consolidated financial statements reflect all adjustments which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position including net assets in liquidation and changes in net assets in liquidation for the interim periods. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable.

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

Factors Which May Influence Future Changes in Net Assets in Liquidation

Investment in Unconsolidated Real Estate

In calculating the estimated amount of liquidating distributions to our unit holders, we assumed that we would be able to locate a buyer for the Congress Center property at an amount based on our best estimate of market value for the property. However, we may have overestimated the sales price that we will ultimately be able to obtain for this asset. If the market value of the Congress Center property declines by approximately 6% or more from our current estimate of the market value as of June 30, 2012, our investment in unconsolidated real estate would be zero.

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

Scheduled Lease Expirations

As of June 30, 2012, the Congress Center property was 73% leased to 12 tenants. A lease representing approximately 1% of the gross leasable area, to one tenant, expires during the remainder of 2012. Our leasing strategy through our plan of liquidation focuses on negotiating renewals for leases scheduled to expire and identifying new tenants or existing tenants seeking additional space for which we are unable to negotiate such renewals.

Changes in Net Assets in Liquidation

Three and Six Months Ended June 30, 2012 and 2011

Net assets in liquidation increased by $124,000, or $20.81 per unit, to $1,420,000 during the three months ended June 30, 2012, compared to net assets in liquidation of $1,296,000 as of March 31, 2012. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $361,000, or $60.57 per unit, as a result of (i) favorable leasing terms related to the recent lease renewal with the U.S. Department of Homeland Security and (ii) an expected delay in the timing of leasing activity related to some of the vacant space at the Congress Center property. As a result of this expected leasing delay, the related lease commissions and tenant improvement costs are not expected to be incurred prior to the estimated sale date of the property, which has a positive effect on the asset for estimated receipts in excess of estimated costs during liquidation, but has a negative effect on the value of our investment in unconsolidated real estate.

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

Net assets in liquidation increased by $187,000, or $31.38 per unit, to $1,420,000 during the six months ended June 30, 2012, compared to net assets in liquidation of $1,233,000 as of December 31, 2011. The increase in our net assets was primarily due to an increase in our estimated receipts in excess of estimated costs during liquidation of $420,000, or $70.47 per unit, as a result of (i) favorable leasing terms related to the recent lease renewal with the U.S. Department of Homeland Security and (ii) an expected delay in the timing of leasing activity related to some of the vacant space at the Congress Center property. As a result of this expected leasing delay, the related lease commissions and tenant improvement costs are not expected to be incurred prior to the estimated sale date of the property, which has a positive effect on the asset for estimated receipts in excess of estimated costs during liquidation, but has a negative effect on the value of our investment in unconsolidated real estate.

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

Liquidity and Capital Resources

As of June 30, 2012, our total assets and net assets in liquidation were $1,420,000. Our ability to meet our obligations is contingent upon the disposition of our interest in the Congress Center property in accordance with our plan of liquidation. Management estimates that the net proceeds from the sale of our interest in the Congress Center property pursuant to our plan of liquidation will be adequate to pay our obligations; however, we cannot provide any assurance as to the price we will receive for the disposition of our interest in the Congress Center property or the net proceeds therefrom.

The Congress Center property’s occupancy rate decreased from 83% at December 31, 2011 to 73% as of June 30, 2012 due to the expiration of leases to North American Co. Life and Health Insurance representing 50,000 square feet of space. As a result of the reduction in occupancy and the related decrease in rental revenues, the property may require additional capital and/or a modification to the property reserves agreement with the lender in order to fund leasing costs for the vacant space over the next few years. Depending on the timing of the sale of the Congress Center property or our interest in the Congress Center property, this could have a material adverse impact on our net assets in liquidation and, as a result, our liquidating distributions.

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

Effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received during the six months ended June 30, 2012 or the years ended December 31, 2011 or 2010.

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

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the remainder of the liquidation period. As of June 30, 2012, we estimate that we have $438,000 of commitments and expenditures during the remaining liquidation period, partially comprised of $266,000 in liquidating distributions to our Manager pursuant to the Operating Agreement. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures. An adverse change in the net cash flows from the unconsolidated operations of the Congress Center property or net proceeds expected from the sale of the Congress Center property may affect our ability to fund these items and may affect our ability to satisfy the financial covenants under the mortgages on the Congress Center property. If we fail to meet our financial covenants and are unable to reach a satisfactory resolution with the lenders, the maturity dates for the secured notes on the Congress Center property could be accelerated. Any of these circumstances could adversely affect our ability to fund working capital, liquidation costs and unanticipated cash needs.

During the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, we paid no liquidating distributions. Following the payment of the April 2005 monthly distribution to our unit holders, the then board of managers of our Manager decided to discontinue the payment of monthly distributions. In accordance with our plan of liquidation, our Manager can make liquidating distributions from proceeds received from the sale of assets in its sole discretion. Liquidating distributions are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, and our capital expenditures on the Congress Center property, among other factors our Manager may deem relevant.

The stated range of unit holder distributions disclosed in our plan of liquidation is an estimate only. Actual amounts may be higher or lower than those estimated, and the actual amounts could be materially different from the estimated range. The potential for variance on either end of the range could occur for a variety of reasons, including, but not limited to: (i) unanticipated costs could reduce net assets actually realized; (ii) if we wind up our business significantly faster than anticipated, some of the anticipated costs may not be necessary and net liquidation proceeds could be higher; (iii) a delay in our liquidation could result in higher than anticipated costs and net liquidation proceeds could be lower; (iv) circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated, including, for among other reasons, the discovery of new environmental issues or loss of a tenant or tenants; and (v) actual net proceeds realized from the sale of some of the assets may be higher than currently estimated if, among other reasons, market values increase.

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

Capital Resources

Prior to July 1, 2008, our primary source of capital was distributions from the Congress Center property. However, effective July 1, 2008, monthly distributions to the Congress Center property’s investors were suspended, including distributions to us. As a result of this suspension of monthly distributions, our sole source of cash flow is expected to be proceeds from the anticipated sale of our interest in the Congress Center property. It is anticipated that funds previously used for distributions will be applied towards future tenanting costs to lease spaces not covered by the lender reserve and to supplement the lender reserve funding as necessary. Prior to the suspension of distributions, we received approximately $29,000 per month in distributions from the Congress Center property. In December 2009, our Manager approved a one-time distribution to the Congress Center property’s investors for year-end tax purposes. We received approximately $97,000 from this one-time distribution. No distributions were received during the six months ended June 30, 2012 or the years ended December 31, 2011 or 2010.

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

We believe that our cash balance of $277,000 as of June 30, 2012 should provide sufficient liquidity to meet our cash needs during at least the next 12 months or the remainder of the liquidation period, whichever occurs first. While we anticipate that our existing cash balance will be sufficient to fund our cash needs for corporate related expenses for at least the next 12 months, or the remainder of the liquidation period, whichever occurs first, we can provide no assurance that this will be the case.

Unconsolidated Debt

Total mortgage debt of the Congress Center property was $89,882,000 and $90,538,000 as of June 30, 2012 and December 31, 2011, respectively. Our pro rata share of the mortgage debt was $11,037,000 and $11,118,000 as of June 30, 2012 and December 31, 2011, respectively.

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

One of the possible consequences of an Event of Default under the Security Agreement is acceleration of the notes evidencing the related loan in the original principal amount of $97,500,000 made on September 3, 2004 (the “Loan”), at the option of the Lenders. Other consequences of an Event of Default under the Security Agreement include payment of a “make whole premium” to the lenders, and payment of increased default-rate interest on both the then outstanding amount of the Loan and any “make whole premium” for the duration of any Event of Default. In addition, in the Event of Default, the lenders have the right under the Security Agreement to take possession of the premises, foreclose the lien on the subject property and sell the premises independent of the foreclosure proceedings. In such event, the lenders’ costs, including legal fees, of foreclosure proceedings and the sale of the premises are recoverable by the lenders as additional indebtedness. In the event of a foreclosure and sale of the subject property, the sales value realized in such a sale may be less than the estimated fair value of the property used in deriving the liquidation basis fair value of our investment in the Congress Center property, which was $595,000 as of June 30, 2012, and such liquidation basis fair value could be reduced to zero. A foreclosure and sale of the subject property could also result in a significant reduction to our estimated receipts in excess of estimated costs during liquidation, which totaled $548,000 as of June 30, 2012, and such amount could be reduced to zero.

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

Debt Service Requirements

As of June 30, 2012, all consolidated debt has been repaid in full.

Contractual Obligations

As of June 30, 2012, all consolidated contractual obligations have been repaid in full.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. We believe that the primary market risk to which we would be exposed would be an interest rate risk. As of June 30, 2012, we had no outstanding consolidated debt. Therefore, we believe we have no interest rate or market risk. Additionally, the unconsolidated debt related to our interest in the Congress Center property is at a fixed interest rate.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2012 was conducted under the supervision and with the participation of our Manager, including our Manager’s president and chief executive officer and our Manager’s chief accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Manager’s president and chief executive officer and our Manager’s chief accounting officer concluded that our disclosure controls and procedures as of June 30, 2012 were effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NNN 2002 VALUE FUND, LLC
(Registrant)

By: NNN Realty Investors, LLC, its Manager

August 14, 2012	/S/ TODD A. MIKLES
Date	Todd A. Mikles
President and Chief Executive Officer
NNN Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC
(principal executive officer)

August 14, 2012	/s/ PAUL E. HENDERSON
Date	Paul E. Henderson
Chief Accounting Officer
NNN Realty Investors, LLC,
the Manager of NNN 2002 Value Fund, LLC
(principal financial officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

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